Form 10-Q
period 2026-03-31
APS BDC, LLC
filed 2026-05-15
CIK 2083477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 814-01953

APS BDC, LLC
(Exact name of registrant as specified in its charter)

Delaware	39-3786942
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 Madison Avenue, 34th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
(929) 581-2783
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The issuer had 75,000,000 Units of Limited Liability Company Interests, $0.001 par value per unit, outstanding as of May 14, 2026.

APS BDC, LLC
Form 10-Q for the Quarter Ended March 31, 2026

PART I.FINANCIAL INFORMATION
Item 1.Consolidated Financial Statements
APS BDC, LLC
Consolidated Statement of Assets and Liabilities

As of
March 31, 2026
(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $1,824,865,063)	$1,811,075,043
Cash, cash equivalents and restricted cash	187,209,232
Interest receivable	12,957,237
Unsettled trades receivable	210,574
Deferred financing costs	5,878,928
Total assets	$2,017,331,014

Liabilities
Revolving credit facility payable	$320,000,000
Interest and financing fees payable	2,610,091
Unsettled trades payable	265,620,420
Management fees payable	5,107,740
Incentive fees payable	3,958,219
Due to affiliates	338,468
Accounts payable and accrued expenses	2,467,415
Total liabilities	$600,102,353

Commitments and contingencies
Net Assets:
Units of limited liability company interests, $0.001 par value, unlimited units authorized, 75,000,000 units issued and outstanding at March 31, 2026	$75,000
Additional paid-in capital	1,416,624,904
Distributable earnings (accumulated losses)	528,757
Total net assets	$1,417,228,661
Total liabilities and net assets	$2,017,331,014
Net asset value per unit	$18.90
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APS BDC, LLC
Consolidated Statement of Operations
(Unaudited)

Period from January 2, 2026 (commencement of operations) through March 31, 2026
Investment income from non-controlled/non-affiliated investments:
Interest income	$34,291,370
Payment-in-kind interest income	1,707,203
Other income	77,001
Total investment income	$36,075,574

Operating expenses
Management fees	$5,096,250
Income based incentive fee	3,958,219
Interest and financing fees	4,126,935
Professional fees	278,922
Directors fees	75,000
Other general & administrative expenses	1,062,307
Total operating expenses	14,597,633
Net investment income (loss)	$21,477,941
Net realized gains (losses) and unrealized appreciation (depreciation) on investments:
Net realized gains (losses):
Non-controlled/non-affiliated investments	$58,416
Total net realized gains (losses)	58,416
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(21,007,600)
Total net change in unrealized appreciation (depreciation)	(21,007,600)
Net increase (decrease) in net assets resulting from operations	$528,757
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APS BDC, LLC
Consolidated Statement of Changes in Net Assets
(Unaudited)

Period from January 2, 2026 (commencement of operations) through March 31, 2026
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$21,477,941
Total net realized gains (losses)	58,416
Total net change in unrealized appreciation (depreciation)	(21,007,600)
Net increase (decrease) in net assets resulting from operations	528,757

Increase in net assets resulting from capital transactions:
Proceeds from in-kind contributions	1,416,624,904
Net increase in net assets resulting from capital transactions	1,416,624,904

Total increase in net assets	1,417,153,661
Net assets, beginning of period	75,000
Net assets, end of period	$1,417,228,661
Net asset value per unit	$18.90
Units of limited liability company interests outstanding at the end of the period	75,000,000
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APS BDC, LLC
Consolidated Statement of Cash Flows
(Unaudited)

Period from January 2, 2026 (commencement of operations) through March 31, 2026
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$528,757
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	21,007,600
Net realized (gains) losses on investments	(58,416)
Net amortization and accretion of premiums and discounts	(16,221)
Purchases of investments	(415,903,187)
Proceeds from sale of investments and principal repayments	84,845,612
Payment-in-kind interest	(1,752,678)
Amortization of deferred financing costs	333,066
Changes in operating assets and liabilities:(1)
Interest receivable	(1,453,997)
Unsettled trades receivable	2,692,239
Prepaid expenses and other assets	197,333
Interest and financing fees payable	357,211
Management fees payable	5,107,740
Incentive fees payable	3,958,219
Due to affiliates	(5,946,050)
Unsettled trades payable	262,799,625
Accounts payable and accrued expenses	1,157,890
Net cash provided by (used in) operating activities	(42,145,257)

Cash flows from financing activities
Borrowings under revolving credit facility	320,000,000
Payments on revolving credit facility	(75,000,000)
Repayment of promissory note	(100,000,000)
Deferred financing costs	(129,182)
Cash from in-kind contribution	84,408,671
Net cash provided by (used in) financing activities	229,279,489

Net increase (decrease) in cash, cash equivalents and restricted cash	187,134,232
Cash, cash equivalents and restricted cash, beginning of period	75,000
Cash, cash equivalents and restricted cash, end of period	$187,209,232

Supplemental disclosure of cash flow information:
Interest paid during the period	$3,436,659
Components of in-kind contributions:
Total cash	$84,408,671
Non-cash assets
Investments, at fair value	$1,499,197,753
Interest receivable	11,503,240
Unsettled trades receivable	2,902,813
Deferred financing costs	6,082,812
Prepaid expenses and other assets	197,333
Total non-cash assets	$1,519,883,951
Liabilities
Revolving credit facility payable	$75,000,000
Promissory note payable	100,000,000
Interest and financing fees payable	2,252,880
Unsettled trades payable	2,820,795
Due to affiliates	6,284,518
Accounts payable and accrued expenses	1,309,525
Total liabilities	$187,667,718

Total net assets	$1,416,624,904
(1)     The below activity is based on the change between the in-kind contributions on January 2, 2026 and final March 31, 2026 balances.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APS BDC, LLC
Consolidated Schedule of Investments
As of March 31, 2026 (Unaudited)

Portfolio Company[1]	Footnotes	Holding Company	Reference Rate	Spread		Interest Rate[2]	Maturity Date	Par Amount/Units	Cost[3]	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Debt
Aerospace & Defense
Evergreen IX Borrower 2023, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.45%	9/30/30	$1,717,068	$1,717,068	$1,717,068	0.12%
Saturn Sound Bidco Limited	(4) (5) (6) (7) (9)	CHS BDC 2 LLC	SOFR +	5.25%		8.92%	12/3/31	348,718	(3,105)	(2,179)	0.00%
Saturn Sound Bidco Limited	(4) (5) (7) (9)	CHS BDC 2 LLC	SOFR +	5.25%		8.92%	12/3/31	1,917,949	1,900,871	1,905,962	0.13%
									3,614,834	3,620,851	0.25%
Automobile Components
Quality Collision Group LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.17%	3/30/33	4,125,000	(61,815)	(30,938)	0.00%
Quality Collision Group LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.17%	3/30/33	1,375,000	(20,585)	(10,312)	0.00%
Quality Collision Group LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.17%	3/30/33	16,500,000	16,252,694	16,376,250	1.16%
Wheels Bidco, Inc	(4) (5) (7)	APS CW SPV LLC	SOFR +	5.25%		8.91%	10/31/31	25,000,000	24,915,041	25,000,000	1.76%
Wheels Bidco, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.91%	10/31/31	19,416,223	19,243,569	19,416,223	1.37%
									60,328,904	60,751,223	4.29%
Building Products
NRO Holdings III Corp	(4) (5) (6) (7)	CHS BDC 2 LLC	PRIME +	4.25%		8.92%	7/15/30	469,179	174,150	171,921	0.01%
NRO Holdings III Corp	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.87%	7/15/31	694,877	426,346	429,537	0.03%
NRO Holdings III Corp	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.92%	7/15/31	2,195,215	2,185,519	2,184,239	0.15%
									2,786,015	2,785,697	0.20%
Chemicals
ASP Meteor Acquisition Co LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.70%	9/1/29	1,714,083	1,714,083	1,714,083	0.12%
ASP Meteor Acquisition Co LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.70%	9/1/29	270,258	270,258	270,258	0.02%
									1,984,341	1,984,341	0.14%
Commercial Services & Supplies
Jensen Hughes, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.65%	9/1/31	420,414	(3,724)	(2,102)	0.00%
Jensen Hughes, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.65%	9/1/31	720,709	(6,384)	(3,604)	0.00%
Jensen Hughes, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.65%	9/1/31	1,800,773	327,758	337,138	0.02%
Jensen Hughes, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.65%	9/1/31	6,358,338	6,302,012	6,326,546	0.45%
STV Group, Incorporated	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.42%	3/20/31	1,810,054	-	-	0.00%
STV Group, Incorporated	(4) (5) (6)	CHS BDC 2 LLC	PRIME +	3.75%		8.42%	3/20/30	1,267,038	-	-	0.00%
STV Group, Incorporated	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.42%	3/20/31	6,208,485	6,208,485	6,208,485	0.44%
TEI Intermediate LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.42%	12/15/31	2,268,700	1,463,410	1,474,655	0.10%
TEI Intermediate LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.42%	12/15/31	964,197	262,960	264,162	0.02%
TEI Intermediate LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%	(2.88% PIK)	8.85%	12/15/31	7,193,106	7,161,523	7,175,124	0.51%
									21,716,040	21,780,404	1.54%
Consumer Staples Distribution & Retail
PT Intermediate Holdings III, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.45%	4/9/30	1,472,766	(12,549)	-	0.00%
PT Intermediate Holdings III, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.45%	4/9/30	8,130,166	8,062,090	8,130,166	0.57%
									8,049,541	8,130,166	0.57%
Diversified Consumer Services

Portfolio Company[1]	Footnotes	Holding Company	Reference Rate	Spread		Interest Rate[2]	Maturity Date	Par Amount/Units	Cost[3]	Fair Value	% of Net Assets
Cambium Learning Group, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.27%	7/20/28	56,431,818	56,328,798	54,879,943	3.87%
Denali Intermediate Holdings, Inc	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	5.50%		9.18%	8/26/32	10,180,138	(231,206)	-	0.00%
Denali Intermediate Holdings, Inc	(4) (5) (7) (8)	APS CW SPV LLC	SOFR +	5.50%		9.18%	8/26/32	101,546,874	99,078,277	101,546,874	7.17%
Denali Intermediate Holdings, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.18%	8/26/32	2,727,273	(15,774)	-	0.00%
Denali Intermediate Holdings, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.18%	8/26/32	146,904,545	145,570,504	146,904,545	10.37%
									300,730,599	303,331,362	21.41%
Financial Services
Cliffwater LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.50%		8.42%	4/22/32	794,330	(3,561)	(1,986)	0.00%
Cliffwater LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.42%	4/22/32	4,671,135	4,650,192	4,659,457	0.33%
GC Waves Holdings, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.50%		8.17%	10/4/30	3,840,491	3,817,900	3,830,890	0.27%
GC Waves Holdings, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.50%		8.17%	10/4/30	1,447,983	1,441,713	1,444,363	0.10%
									9,906,244	9,932,724	0.70%
Health Care Equipment & Supplies
BVI Medical, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.00%		9.66%	3/5/32	5,416,667	(46,468)	(297,917)	(0.02%)
BVI Medical, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.66%	3/5/32	2,916,667	2,179,264	2,047,917	0.14%
BVI Medical, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.25%	(5.00% PIK)	9.92%	3/7/32	70,359,673	69,787,998	66,489,891	4.69%
									71,920,794	68,239,891	4.82%
Health Care Providers & Services
Blazing Star Shields Direct Parent, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.67%	8/28/30	4,044,231	(36,816)	(90,995)	(0.01%)
Blazing Star Shields Direct Parent, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.67%	8/28/30	100,450,990	98,836,837	97,939,716	6.91%
Coding Solutions Acquisition, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.67%	8/7/31	263,307	(2,330)	(2,633)	0.00%
Coding Solutions Acquisition, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.67%	8/7/31	591,702	(5,236)	(5,917)	0.00%
Coding Solutions Acquisition, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.67%	8/7/31	6,812,916	6,749,566	6,744,787	0.48%
Mountain Parent, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.45%	6/27/31	1,182,942	(5,219)	(5,915)	0.00%
Mountain Parent, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.45%	6/27/31	630,902	(2,783)	(3,155)	0.00%
Mountain Parent, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.45%	6/27/31	5,709,469	5,684,280	5,680,922	0.40%
NextGen Healthcare, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.89%	11/12/29	512,084	(2,145)	(2,560)	0.00%
NextGen Healthcare, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.89%	11/12/29	5,214,723	5,192,876	5,188,649	0.37%
									116,409,030	115,442,899	8.15%
Health Care Technology
Gainwell Acquisition Corp	(4) (7)	APS CW SPV LLC	SOFR +	4.00%		7.80%	10/1/27	99,736,842	96,103,140	97,035,968	6.85%
Gainwell Acquisition Corp	(4) (7)	CHS BDC 2 LLC	SOFR +	4.00%		7.80%	10/1/27	38,575,064	37,996,667	37,530,451	2.65%
Greenway Health, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.75%		10.45%	4/2/2029	14,899,012	14,899,012	14,899,012	1.05%
Mercury Merger Sub 1 LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.45%	12/17/2029	4,561,594	4,561,594	4,561,594	0.32%
									153,560,413	154,027,025	10.87%
Household Durables
Poly-Wood LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.88%		8.55%	3/20/2030	9,414,100	9,374,074	9,367,029	0.66%
Poly-Wood LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.88%		8.55%	3/20/2030	1,801,204	832,906	831,556	0.06%
									10,206,980	10,198,585	0.72%
Insurance
Integrity Marketing Acquisition, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.67%	8/25/2028	5,609,417	5,609,417	5,609,417	0.40%
Mai Capital Management Intermediate LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.45%	8/29/2031	1,724,775	1,712,327	1,716,151	0.12%
Mai Capital Management Intermediate LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.45%	8/29/2031	674,560	248,239	246,214	0.02%
Mai Capital Management Intermediate LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.45%	8/29/2031	2,934,771	2,921,775	2,920,098	0.21%

Portfolio Company[1]	Footnotes	Holding Company	Reference Rate	Spread		Interest Rate[2]	Maturity Date	Par Amount/Units	Cost[3]	Fair Value	% of Net Assets
Shelf Bidco Ltd.	(4) (5) (7) (9)	CHS BDC 2 LLC	SOFR +	5.00%		8.67%	8/21/2031	15,445,696	15,377,105	15,445,696	1.09%
THG Acquisition, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.42%	10/31/2031	949,335	357,758	358,116	0.03%
THG Acquisition, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.42%	10/31/2031	475,701	114,773	114,508	0.01%
THG Acquisition, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.42%	10/31/2031	4,225,044	4,206,267	4,203,918	0.30%
									30,547,661	30,614,118	2.16%
IT Services
DigiCert Inc	(5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		9.42%	7/30/2030	6,226,336	(66,222)	(186,790)	(0.01%)
DigiCert Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.42%	7/10/2030	88,405,265	87,387,197	85,753,107	6.05%
									87,320,975	85,566,317	6.04%
Machinery
AI Titan Parent, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.17%	8/29/31	738,323	(3,270)	(1,846)	0.00%
AI Titan Parent, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.50%		8.17%	8/29/31	1,181,316	259,311	262,843	0.02%
AI Titan Parent, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.50%		8.17%	8/29/31	5,906,582	5,880,425	5,891,816	0.42%
Mammoth Holdings, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.70%	11/15/2029	848,471	(3,557)	(16,969)	0.00%
Mammoth Holdings, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.65%	11/15/2030	1,667,671	1,653,182	1,634,317	0.12%
Mammoth Holdings, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.70%	11/15/2030	6,635,046	6,577,400	6,502,346	0.46%
NCWS Intermediate, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.92%	12/31/2029	1,733,831	480,734	427,389	0.03%
NCWS Intermediate, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.50%	(2.25% PIK)	9.17%	12/31/2029	15,229,954	14,633,775	14,354,232	1.01%
NCWS Intermediate, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.50%	(2.25% PIK)	9.17%	12/31/2029	1,044,774	77,758	59,442	0.00%
Shape Technologies Group, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	7.25%	(3.00% PIK)	10.93%	9/6/2030	88,931,743	85,880,646	86,041,462	6.07%
Truck-Lite Co, LLC	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	4.75%		8.42%	2/13/2031	5,333,333	-	(26,667)	0.00%
Truck-Lite Co, LLC	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	4.75%		8.42%	2/13/2032	5,333,333	-	(26,667)	0.00%
Truck-Lite Co, LLC	(4) (5)	APS CW SPV LLC	SOFR +	4.75%		8.44%	2/13/2032	1,114,372	1,114,372	1,108,800	0.08%
Truck-Lite Co, LLC	(4) (5) (6)	APS CW SPV LLC	SOFR +	4.75%		8.42%	2/13/2032	10,723,524	4,162,550	4,185,263	0.30%
Truck-Lite Co, LLC	(4) (5) (7)	APS CW SPV LLC	SOFR +	4.75%		8.42%	2/13/2032	51,722,352	51,722,352	51,463,740	3.63%
Truck-Lite Co, LLC	(4) (5)	APS CW SPV LLC	SOFR +	4.75%		8.42%	2/13/2032	1,108,800	1,108,800	1,103,256	0.08%
Truck-Lite Co, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.42%	2/13/2031	2,315,851	(9,810)	(11,579)	0.00%
Truck-Lite Co, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.44%	2/13/2032	483,885	481,723	481,465	0.03%
Truck-Lite Co, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.42%	2/13/2032	22,465,997	22,365,607	22,353,667	1.58%
									196,381,998	195,786,310	13.83%
Multi-Utilities
USIC Holdings, Inc	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	5.25%		8.92%	9/10/2031	5,469,730	4,699,653	4,723,503	0.33%
USIC Holdings, Inc	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	5.50%		9.17%	9/10/2031	2,519,757	1,708,849	1,722,884	0.12%
USIC Holdings, Inc	(4) (5) (7)	APS CW SPV LLC	SOFR +	5.50%		9.17%	9/10/2031	42,439,244	41,990,636	42,227,048	2.98%
USIC Holdings, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.92%	9/10/2031	2,454,142	2,124,867	2,119,327	0.15%
USIC Holdings, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.17%	9/10/2031	1,130,557	773,621	773,018	0.05%
USIC Holdings, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.17%	9/10/2031	19,041,512	18,957,130	18,946,305	1.34%
									70,254,756	70,512,085	4.98%
Professional Services
Baker Tilly Advisory Group, LP	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.17%	6/3/2030	2,352,792	-	-	0.00%
Baker Tilly Advisory Group, LP	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.42%	6/3/2031	12,715,079	12,715,079	12,715,079	0.90%
GI Apple Inermediate Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.75%		10.42%	4/19/2030	1,864,249	1,856,299	1,864,249	0.13%
LOCI Bidco Limited	(5) (7) (9)	CHS BDC 2 LLC	SOFR +	5.00%		8.67%	5/14/31	50,000,000	49,135,798	49,250,000	3.48%
Navex Topco, Inc	(4) (5)	APS CW SPV LLC	SOFR +	5.00%		8.68%	10/14/32	58,102,026	57,824,866	57,956,771	4.09%

Portfolio Company[1]	Footnotes	Holding Company	Reference Rate	Spread		Interest Rate[2]	Maturity Date	Par Amount/Units	Cost[3]	Fair Value	% of Net Assets
Navex Topco, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.68%	10/14/31	503,151	(1,258)	(1,258)	0.00%
Navex Topco, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.68%	10/14/32	5,596,918	5,583,850	5,582,925	0.39%
Rimkus Consulting Group, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.91%	4/1/2030	678,500	166,737	162,840	0.01%
Rimkus Consulting Group, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.91%	4/1/2031	1,268,456	295,795	288,909	0.02%
Rimkus Consulting Group, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.91%	4/1/2031	4,999,696	4,977,761	4,949,699	0.35%
									132,554,927	132,769,214	9.37%
Real Estate Management & Development
Associations, Inc.	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	6.50%		10.42%	7/3/2028	1,834,744	(12,043)	-	0.00%
Associations, Inc.	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	6.50%		10.42%	7/3/2028	2,278,659	1,075,147	1,090,102	0.08%
Associations, Inc.	(4) (5)	APS CW SPV LLC	SOFR +	6.50%		10.42%	7/2/2028	2,986,255	2,966,657	2,986,255	0.21%
Associations, Inc.	(4) (5) (6)	APS CW SPV LLC	SOFR +	6.50%		10.42%	7/2/2028	280,777	16,712	18,555	0.00%
Associations, Inc.	(4) (5) (6)	APS CW SPV LLC	SOFR +	6.50%		10.43%	7/2/2028	3,343,135	2,552,279	2,574,214	0.18%
Associations, Inc.	(4) (5) (7)	APS CW SPV LLC	SOFR +	6.50%		10.42%	7/3/2028	29,107,611	28,916,559	29,107,611	2.05%
Associations, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.00%		10.42%	7/3/2028	86,645	-	-	0.00%
Associations, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.50%		10.42%	7/3/2028	107,582	51,467	51,467	0.00%
Associations, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.50%		10.42%	7/3/2028	1,374,252	1,374,252	1,374,252	0.10%
									36,941,030	37,202,456	2.63%
Software
CF Newco, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.66%	12/10/2029	6,500,000	2,213,732	2,213,760	0.16%
CF Newco, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.66%	12/10/2029	40,218,750	40,142,039	40,142,037	2.83%
CF Newco, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.25%		9.91%	12/10/2029	25,805,000	25,545,850	25,545,851	1.80%
Everbridge Holdings, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.66%	7/2/2031	1,277,234	-	-	0.00%
Everbridge Holdings, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.66%	7/2/2031	3,177,440	1,236,044	1,236,044	0.09%
Everbridge Holdings, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.66%	7/2/2031	12,612,690	12,612,690	12,612,690	0.89%
GovDelivery Holdings, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	PRIME +	4.00%		8.67%	1/17/2031	469,901	-	-	0.00%
GovDelivery Holdings, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%	(2.00% PIK)	8.67%	1/17/2031	505,627	505,627	505,627	0.04%
GovDelivery Holdings, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.50%	(2.00% PIK)	9.17%	1/17/2031	3,413,471	3,413,471	3,413,471	0.24%
Hyland Software, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.00%		8.70%	9/19/2029	678,870	-	-	0.00%
Hyland Software, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.70%	9/19/2030	14,001,865	14,001,865	14,001,865	0.99%
PDI TA Holdings, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.17%	2/3/2031	286,462	267,365	262,351	0.02%
PDI TA Holdings, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.00%	(2.50% PIK)	9.67%	2/3/2031	3,456,842	3,456,842	3,396,347	0.24%
Polaris Newco LLC	(4) (7) (8)	APS CW SPV LLC	SOFR +	3.75%		7.42%	6/2/2028	149,608,355	132,338,552	132,076,500	9.32%
Starlight Parent, LLC	(7) (8)	APS CW SPV LLC	SOFR +	4.00%		7.67%	4/16/2032	99,862,155	92,933,051	85,132,487	6.01%
									328,667,128	320,539,030	22.63%
Trading Companies & Distributors
BCPE HIPH Parent, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.42%	10/7/2030	2,079,631	2,066,074	2,069,233	0.15%
BCPE HIPH Parent, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.42%	10/7/2030	2,293,177	2,278,281	2,281,712	0.16%
FloWorks International LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.42%	11/26/2031	477,234	472,865	474,848	0.03%
FloWorks International LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.42%	11/26/2031	3,779,695	3,762,874	3,760,796	0.27%
									8,580,094	8,586,589	0.61%
First Lien Debt Total									$1,652,462,304	$1,641,801,287	115.91%
Second Lien Debt
Health Care Technology
Gainwell Acquisition Corp	(5) (7)	CHS BDC 2 LLC	SOFR +	8.00%		11.75%	10/2/28	3,500,000	3,382,294	3,377,500	0.24%

Portfolio Company[1]	Footnotes	Holding Company	Reference Rate	Spread	Interest Rate[2]	Maturity Date	Par Amount/Units	Cost[3]	Fair Value	% of Net Assets
Gainwell Acquisition Corp	(5) (7)	CHS BDC 2 LLC	SOFR +	8.00%	11.75%	10/2/28	93,000,000	89,872,385	89,745,000	6.33%
								93,254,679	93,122,500	6.57%
Real Estate Management & Development
OD Intermediate Subi Holdco II LLC	(5)	CHS BDC 2 LLC		12.50%	12.50%	2/25/2029	33,333,333	33,209,859	33,333,333	2.35%
								33,209,859	33,333,333	2.35%
Software
Starlight Parent, LLC	(5) (7)	CHS BDC 2 LLC	SOFR +	6.00%	9.67%	4/18/33	47,500,000	45,938,221	39,306,250	2.77%
								45,938,221	39,306,250	2.77%
Second Lien Debt Total								$172,402,759	$165,762,083	11.69%
Warrants
Insurance
MHH Healthcare, L.P.	(5)	CHS BDC 2 LLC					4,682,230	-	3,511,673	0.25%
								-	3,511,673	0.25%
Warrants Total								$-	$3,511,673	0.25%
Total Investments - non-controlled/non-affiliated								$1,824,865,063	$1,811,075,043	127.79%

(1)    Unless otherwise indicated, issuers of debt investments held by APS BDC, LLC (the "Company," which such term shall include the Company’s subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. Dollars. All debt investments are income producing unless otherwise indicated.
(2)    Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR"), including SOFR adjustment, if any, SONIA ("SN"), CDOR (“C”), or alternate base rate (commonly based on the U.S. Prime Rate ("PRIME"), unless otherwise noted) at the borrower's option, which generally resets periodically. SOFR loans are typically indexed to 12-month, 6-month, 3-month or 1-month SOFR rates. For each such loan, the Company has provided the interest rate in effect on the date presented.
(3)    The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)    Loan includes interest rate floor feature.
(5)    Investment valued using unobservable inputs (Level 3). See Note 5.
(6)    Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Portfolio Company	Holding Company	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value as of March 31, 2026
AI Titan Parent, Inc.	CHS BDC 2 LLC	Delayed Draw Term Loan	9/30/2026	$915,520	$(2,289)
AI Titan Parent, Inc.	CHS BDC 2 LLC	Revolver	8/29/2031	738,323	(1,846)
Associations, Inc.	CHS BDC 2 LLC	Delayed Draw Term Loan	7/2/2028	56,115	-
Associations, Inc.	APS CW SPV LLC	Delayed Draw Term Loan	7/2/2028	1,188,556	-

Portfolio Company	Holding Company	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value as of March 31, 2026
Associations, Inc.	APS CW SPV LLC	Delayed Draw Term Loan	7/2/2028	768,921	-
Associations, Inc.	APS CW SPV LLC	Delayed Draw Term Loan	7/2/2028	262,222	-
Associations, Inc.	APS CW SPV LLC	Revolver	7/3/2028	1,834,744	-
Associations, Inc.	CHS BDC 2 LLC	Revolver	7/3/2028	86,645	-
Baker Tilly Advisory Group, LP	CHS BDC 2 LLC	Revolver	6/3/2030	2,352,792	-
Blazing Star Shields Direct Parent, LLC	CHS BDC 2 LLC	Revolver	8/28/2030	4,044,231	(90,995)
BVI Medical, Inc.	CHS BDC 2 LLC	Delayed Draw Term Loan	9/7/2027	708,333	(38,958)
BVI Medical, Inc.	CHS BDC 2 LLC	Revolver	3/7/2032	5,416,667	(297,917)
CF Newco, Inc	CHS BDC 2 LLC	Revolver	12/10/2029	4,225,000	(39,806)
Cliffwater LLC	CHS BDC 2 LLC	Revolver	4/22/2032	794,330	(1,986)
Coding Solutions Acquisition, Inc.	CHS BDC 2 LLC	Delayed Draw Term Loan	5/15/2027	263,307	(2,633)
Coding Solutions Acquisition, Inc.	CHS BDC 2 LLC	Revolver	8/7/2031	591,702	(5,917)
Denali Intermediate Holdings, Inc	CHS BDC 2 LLC	Revolver	8/26/2032	2,727,273	-
Denali Intermediate Holdings, Inc	APS CW SPV LLC	Revolver	8/26/2032	10,180,138	-
DigiCert Inc	CHS BDC 2 LLC	Revolver	7/30/2030	6,226,336	(186,790)
Everbridge Holdings, LLC	CHS BDC 2 LLC	Delayed Draw Term Loan	7/2/2026	1,941,396	-
Everbridge Holdings, LLC	CHS BDC 2 LLC	Revolver	7/2/2031	1,277,234	-
GovDelivery Holdings, LLC	CHS BDC 2 LLC	Revolver	1/17/2031	469,901	-
Hyland Software, Inc	CHS BDC 2 LLC	Revolver	9/19/2029	678,870	-
Jensen Hughes, Inc.	CHS BDC 2 LLC	Delayed Draw Term Loan	8/31/2026	1,454,632	(7,273)
Jensen Hughes, Inc.	CHS BDC 2 LLC	Delayed Draw Term Loan	8/31/2026	420,414	(2,102)
Jensen Hughes, Inc.	CHS BDC 2 LLC	Revolver	8/29/2031	720,709	(3,604)
Mai Capital Management Intermediate LLC	CHS BDC 2 LLC	Revolver	8/29/2031	424,973	(2,125)
Mammoth Holdings, LLC	CHS BDC 2 LLC	Revolver	11/15/2029	848,471	(16,969)
Mountain Parent, Inc	CHS BDC 2 LLC	Delayed Draw Term Loan	6/27/2026	1,182,942	(5,915)
Mountain Parent, Inc	CHS BDC 2 LLC	Revolver	6/27/2031	630,902	(3,155)
Navex Topco, Inc	CHS BDC 2 LLC	Revolver	10/14/2031	503,151	(1,258)
NCWS Intermediate, Inc.	CHS BDC 2 LLC	Revolver	12/31/2029	1,206,747	(69,388)
NCWS Intermediate, Inc.	CHS BDC 2 LLC	Delayed Draw Term Loan	5/23/2026	925,258	(53,202)
NextGen Healthcare, Inc.	CHS BDC 2 LLC	Revolver	11/9/2029	512,084	(2,560)
NRO Holdings III Corp	CHS BDC 2 LLC	Delayed Draw Term Loan	1/15/2027	261,866	(1,309)

Portfolio Company	Holding Company	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value as of March 31, 2026
NRO Holdings III Corp	CHS BDC 2 LLC	Revolver	7/15/2030	294,912	(1,475)
PDI TA HOLDINGS, INC	CHS BDC 2 LLC	Revolver	2/1/2031	19,097	(334)
Poly-Wood LLC	CHS BDC 2 LLC	Revolver	3/20/2030	960,642	(4,803)
PT Intermediate Holdings III, LLC	CHS BDC 2 LLC	Delayed Draw Term Loan	4/8/2026	1,472,766	-
Quality Collision Group LLC	CHS BDC 2 LLC	Delayed Draw Term Loan	3/30/2028	4,125,000	(30,938)
Quality Collision Group LLC	CHS BDC 2 LLC	Revolver	3/30/2033	1,375,000	(10,312)
Rimkus Consulting Group, Inc	CHS BDC 2 LLC	Delayed Draw Term Loan	4/1/2026	966,863	(9,669)
Rimkus Consulting Group, Inc	CHS BDC 2 LLC	Revolver	4/1/2030	508,875	(5,089)
Saturn Sound Bidco Limited	CHS BDC 2 LLC	Delayed Draw Term Loan	12/3/2026	348,718	(2,179)
STV Group, Incorporated	CHS BDC 2 LLC	Delayed Draw Term Loan	3/20/2027	1,810,054	-
STV Group, Incorporated	CHS BDC 2 LLC	Revolver	3/20/2030	1,267,038	-
TEI Intermediate LLC	CHS BDC 2 LLC	Delayed Draw Term Loan	12/14/2026	788,373	(1,971)
TEI Intermediate LLC	CHS BDC 2 LLC	Revolver	12/15/2031	697,625	(1,744)
THG Acquisition, LLC	CHS BDC 2 LLC	Delayed Draw Term Loan	10/31/2026	586,472	(2,932)
THG Acquisition, LLC	CHS BDC 2 LLC	Revolver	10/31/2031	358,815	(1,794)
Truck-Lite Co, LLC	APS CW SPV LLC	Delayed Draw Term Loan	2/13/2031	6,484,643	(32,423)
Truck-Lite Co, LLC	APS CW SPV LLC	Delayed Draw Term Loan	2/13/2031	5,333,333	(26,667)
Truck-Lite Co, LLC	CHS BDC 2 LLC	Revolver	2/13/2030	2,315,851	(11,579)
Truck-Lite Co, LLC	APS CW SPV LLC	Revolver	2/13/2030	5,333,333	(26,667)
USIC Holdings, Inc	APS CW SPV LLC	Delayed Draw Term Loan	9/30/2026	784,275	(3,921)
USIC Holdings, Inc	CHS BDC 2 LLC	Delayed Draw Term Loan	9/30/2026	351,886	(1,759)
USIC Holdings, Inc	APS CW SPV LLC	Revolver	9/10/2031	718,879	(3,594)
USIC Holdings, Inc	CHS BDC 2 LLC	Revolver	9/10/2031	322,544	(1,613)

Total Unfunded Commitments				$94,065,699	$(1,019,460)
See "Note 8. Commitments and Contingencies" provided with these Consolidated Financial Statements for more information.
(7)Assets or a portion thereof are pledged as collateral under the Company's credit facility, as such, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the obligations under each of the respective facilities and debt securitizations. See "Note 6. Debt” provided with these Consolidated Financial Statements for more information.

(8)Position or portion thereof unsettled as of March 31, 2026.
(9)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, non-qualifying assets totaled 3.3% of the Company’s total assets.

As of March 31, 2026, the estimated net unrealized loss for federal tax purposes was $22,346,029 based on an estimated tax basis of $1,833,421,073. As of March 31, 2026, the estimated aggregate gross unrealized loss for federal income tax purposes was $26,328,186 and the estimated aggregate gross unrealized gain for federal income tax purposes was $3,982,157.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APS BDC, LLC
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)
Note 1.     Organization
Organization
APS BDC, LLC (the “Company”) is a Delaware limited liability company formed on August 13, 2025. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company intends to elect to be treated, and to qualify annually thereafter, as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Company is managed by OHA Private Credit Advisors II, L.P., a Delaware limited partnership (the “OHA Adviser”), and CHS (US) Management LLC, a Delaware limited liability company (the “Aranda Adviser” and together with the OHA Adviser, the “Advisers”). Subject to the supervision of the Company’s board of directors (the “Board”), the Advisers manage the day-to-day operations of the Company and provide the Company with investment advisory and management services. The OHA Adviser is a wholly owned subsidiary of Oak Hill Advisors, L.P. ("OHA"). The Aranda Adviser is an indirect wholly owned subsidiary of Temasek Holdings (Private) Limited (“Temasek”), a global investment company headquartered in Singapore.
The Company’s investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation with a focus on downside protection. The Company primarily invests in a diversified portfolio of primarily senior secured, privately originated floating rate loans to well-established companies in North America. The Company seeks to offer an all-weather investment solution positioned to generate premium yields and capture investment opportunities through different market environments, including periods of market volatility and fluctuating interest rates.
The OHA Adviser is responsible for managing the “OHA Assets,” which means any loans or other portfolio investments derived from investment of the OHA Commitment, including Additional Co-Investments (each as defined below), but excluding cash and cash equivalents, and includes a portion of the portfolio of private credit assets (the “Seed Portfolio”) previously owned by CHS BDC 2 LLC (prior to the Company's acquisition thereof pursuant to the Contribution Agreement (as defined below), the “Affiliated Fund”) that an affiliate of the OHA Adviser previously managed as a separately managed account and that the Company acquired in the OHA Formation Transaction (the “OHA Seed Portfolio”), as defined and discussed below. The OHA Assets include assets purchased with borrowed amounts.
The Aranda Adviser is responsible for managing the “Aranda Assets,” which means the loans or other portfolio investments in the Seed Portfolio (other than the OHA Seed Portfolio) that the Company acquired in the Aranda Formation Transaction (as defined below) (the “Aranda Seed Portfolio”), as well as any loans or other portfolio investments originated by the Aranda Adviser exclusive of the Aranda Seed Portfolio (the “Aranda Non-Seed Portfolio”) for the Company, excluding cash and cash equivalents. The Aranda Assets include assets purchased with borrowed amounts.
The OHA Adviser may, from time to time and in accordance with the OHA Adviser’s allocation policies, offer opportunities for the Company to co-invest alongside certain funds managed by the OHA Adviser or its affiliates in a particular investment to the extent that the investment opportunity exceeds available OHA account capital (each, an “Additional Co-Investment”). Additional Co-Investment opportunities may be provided to the Company and/or its affiliates, subject to compliance with Sections 17 and 57 of the 1940 Act and the rules thereunder or in reliance on a no-action letter or exemptive relief the OHA Adviser has received from the U.S. Securities and Exchange Commission (the "SEC"), as applicable.
Two-Phase Operational Plan
The Company intends to operate in two phases. During the initial phase (“Phase 1”), which began upon the commencement of the Company's operations, the OHA Adviser serves as an investment adviser and administrator (in such capacity, the “Administrator”) to the Company. To that end, the OHA Adviser (i) manages the OHA Assets pursuant to an investment advisory agreement with the Company (the “OHA Advisory Agreement”) and (ii) provides certain administrative support and resources, including certain of its employees to serve as officers of the Company, pursuant to an administration agreement with the Company (the “Administration Agreement”). The Aranda Adviser similarly serves as an investment adviser to the Company during Phase 1 and performs all of the services enumerated under its investment advisory agreement with the Company (the “Aranda Advisory Agreement” and together with the OHA Advisory Agreement, the “Advisory Agreements”), including management of the Aranda Assets. Upon the commencement of the second phase (“Phase 2”), the timing of which will be approved by the Board, the OHA Adviser will resign from its role as Administrator, cease providing administrative support to the Company, its resources dedicated to the Company will be removed, and the Company anticipates that the Aranda Adviser, subject to approval of the Board, will be appointed by the Board to serve as Administrator and provide officers and administrative and other resources necessary to support operations. During Phase 2, the OHA Adviser will continue to act as an investment adviser pursuant to the OHA Advisory Agreement until such time that all of the assets managed by the OHA Adviser mature or are sold or otherwise disposed of. The Aranda Adviser will continue to serve as an investment adviser to the Company pursuant to the Aranda Advisory Agreement in Phase 2 and beyond.
Private Offering
On September 30, 2025, the Company conducted a private offering (the “Private Offering”) of its units of limited liability company interests (the “Units”) to a sole investor, CHS US Investments LLC (the “Unitholder”), in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Unitholder is a Cayman Islands limited liability company that, like the Company and the Aranda Adviser, is an indirect wholly owned subsidiary of Temasek. In connection with this Private Offering, the Unitholder contributed $75,000 in seed capital to purchase 75,000,000 Units at a per Unit price of $0.001. Upon payment of the purchase price, the Unitholder became the sole Unitholder of the Company.
Capital Commitments
The Unitholder previously committed $500.0 million to be managed by the OHA Adviser (the “OHA Commitment”), with the initial purchase price of the OHA Seed Portfolio counting against the OHA Commitment. The Company expects for the OHA Commitment to be fully deployed within three years from the date it commenced operations, which was January 2, 2026 (the “OHA Commitment Deployment Period”). The OHA Commitment is subject to recycling during the OHA Commitment Deployment Period. As of March 31, 2026, the amount of the OHA Commitment deployed was $346.7 million.
Formation Transactions
Prior to the Company's election to be regulated as a BDC, on January 2, 2026, the Company completed a transaction with the Unitholder to acquire 100% of the equity of the Affiliated Fund, which held the Seed Portfolio, including the Aranda Seed Portfolio. Pursuant to an agreement with the Unitholder (the “Contribution Agreement”), the Company acquired the Aranda Seed Portfolio through the Unitholder’s contribution of 100% of the equity of the Affiliated Fund to the Company (the “Aranda Formation Transaction”) as an in-kind contribution to the Company's capital equal to the fair value of such assets, plus accrued but unpaid interest as of the closing date, less any principal payments received between signing of the Contribution Agreement and the closing of the transactions contemplated thereby.
Also pursuant to the Contribution Agreement, the Company acquired the OHA Seed Portfolio through the contribution of 100% of the equity of the Affiliated Fund, which held the Seed Portfolio, including the OHA Seed Portfolio. Pursuant to the Contribution Agreement, the Company acquired the OHA Seed Portfolio through the Unitholder’s contribution of 100% of the equity of the Affiliated Fund to the Company (the “OHA Formation Transaction”) as an in-kind contribution to the Company's capital equal to the fair value of such assets, plus accrued but unpaid interest as of the closing date, less any principal payments received between the signing of the Contribution Agreement and the closing of the transactions contemplated thereby. The initial purchase price of the OHA Seed Portfolio by the Affiliated Fund reduced in equal amount the outstanding amount of the OHA Commitment immediately following the closing of the OHA Formation Transaction.
Matterhorn Formation Transaction
On October 17, 2025, the Company completed a purchase transaction with Everest Investments LLC (the “Matterhorn Formation Transaction” and, together with the Aranda Formation Transaction and OHA Formation Transaction, the “Formation Transactions”) to acquire all of the membership interests of Matterhorn Investments LLC (“Matterhorn”), a Delaware limited liability company which did not hold any assets or liabilities other than a license to conduct lending business in the State of California and a de minimis amount of cash. Pursuant to an agreement with Everest Investments LLC, the Company acquired Matterhorn, its lending license and $55,170 in cash for a purchase price of $55,170, paid entirely in cash. The Company operates Matterhorn as one of its wholly owned subsidiaries.

Note 2.     Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The Company is an investment company and accordingly will follow the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein. The Company commenced operations on January 2, 2026, and its fiscal year ends on December 31.
Basis of Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.
The Company consolidates the results of its wholly owned subsidiaries, Matterhorn, CHS BDC 2 LLC and APS CW SPV LLC, in the financial statements provided herein. All intercompany transactions have been eliminated in consolidation.
Segment Reporting
In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company's segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. See "Note 7. Segment Reporting" for more information.
Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates and such differences could be material.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash, cash equivalents and restricted cash with high credit-quality institutions to minimize credit risk exposure, and the Company's management believes the risk of loss associated with any uninsured balances is remote. As of March 31, 2026, the Company had $28.9 million of restricted cash. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company's financing transactions. The Company considers certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities as cash equivalents. As of March 31, 2026, cash equivalents included $187.2 million invested in money market funds, valued based on Level 1 inputs. The following table shows the Company’s money market investments as of March 31, 2026:

Money Market Fund	Amount	% of Net Assets
BlackRock Liquidity Funds FedFund - Institutional	$74,812	0.01%
JP Morgan USD Treasury - Institutional	187,134,420	13.20%
Total	$187,209,232	13.21%
Investment Related Transactions, Revenue Recognition and Expenses
Investment transactions and the related revenue and expenses are recorded on a trade-date basis. Realized gains or losses are recorded upon the sale or liquidation of investments and are calculated as the difference between the net proceeds from the sale or liquidation, if any, and the cost basis of the investment using the specific identification method. Unrealized appreciation or depreciation reflects the difference between the fair value of the investments and the cost basis of the investments. Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts to par value on securities purchased are accreted into interest income over the contractual life of the respective security using the effective interest method. Premiums to par value on securities purchased are amortized to the first call date into interest income using the effective interest method. The amortized cost of investments represents the original cost adjusted for the amortization of premiums or accretion of discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized fees and unamortized discounts are recorded as interest income.
Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.
In the general course of its business, the Company receives certain fees from portfolio companies which are non-recurring in nature. Such fees include structuring fees, loan waiver amendment fees, and commitment fees, and are recorded as other income in investment income when earned.
Certain investments may have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that is added to the principal amount of the investment on the interest payment date rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer.
Expenses are recorded on an accrual basis.

Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2026, there were no loans on non-accrual status.
Valuation of Portfolio Investments
Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the OHA Adviser as the Company’s “valuation designee” to determine the valuation of the Company’s investments for which market quotations are not readily available. The OHA Adviser values the investments owned by the Company in accordance with the Company's valuation policies and procedures, subject at all times to the oversight of the Board. The OHA Adviser determines the fair value of the Company’s investments for which market quotations are not readily available in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.
Investments that are listed or traded on an exchange and are freely transferable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available are typically valued at such market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company are valued on the basis of prices provided by principal market makers or primary market dealers. Generally, investments marked in this manner are marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the OHA Adviser utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at a price that reflects such security’s fair value, as determined in good faith by the OHA Adviser pursuant to procedures adopted by, and under the oversight of, the Board, based on, among other things, the input of the Advisers, the Audit Committee of the Board and independent valuation firms engaged at the direction of the Board to review the Company’s investments.

With respect to the valuation of investments for which market quotations are not readily available, the OHA Adviser undertakes a multi-step valuation process in connection with determining the fair value of its investments for which reliable market quotations are not readily available, which includes, among other procedures, the following:
•the valuation process begins with each investment being preliminarily valued by each Adviser's valuation team in consultation with the Advisers’ investment professionals responsible for each portfolio investment;
•generally, investments that constitute a material portion of the Company’s portfolio are periodically reviewed by independent valuation firms. The independent valuation firms provide a final range of values on such investments to the OHA Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•the OHA Adviser’s valuation committee with respect to the Company (the “Valuation Committee”) reviews each valuation recommendation to confirm they have been calculated in accordance with the Company’s valuation policy and when applicable, compares such valuations to the independent valuation firms’ valuation ranges to ensure the Advisers’ valuations are reasonable;
•the Valuation Committee then determines fair value marks for each of the Company’s portfolio investments; and
•the Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.
As part of the valuation process, the OHA Adviser takes into account relevant factors in determining the fair value of the Company’s investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant: the estimated enterprise value of a portfolio company, analysis of discounted cash flows, publicly traded comparable companies and comparable transactions; the nature and realizable value of any collateral; the portfolio company’s ability to make payments based on its earnings and cash flow; the markets in which the portfolio company does business; and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the OHA Adviser uses the pricing indicated by the external event to corroborate and/or assist in valuation.
Deferred Financing
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statement of Assets and Liabilities.
Organizational Expense and Offering Costs
The Advisers agreed to incur organizational and offering costs on behalf of the Company and did not seek reimbursement of incurred organizational and offering costs prior to the Company's election to be regulated as a BDC under the 1940 Act on January 2, 2026.
Receivables/Payables from Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of March 31, 2026, the Company had $0.2 million of receivables for investments sold. As of March 31, 2026, the Company had $265.6 million of payables for investments purchased.
Income Taxes
The Company intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under the Code. So long as the Company maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to shareholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company's shareholders and will not be reflected in the financial statements of the Company.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to holders of its Units, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. In addition, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless it distributes in a timely manner (or is deemed to timely distribute) in each taxable year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through March 31, 2026.
Distributions
Distributions to the Unitholder are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. During the period from January 2, 2026 (commencement of operations) through March 31, 2026, no distributions were declared on the Company's Units. The Company intends to declare and pay distributions in amounts sufficient to satisfy the annual distribution requirements necessary to qualify as a RIC and to avoid the imposition of U.S. federal excise tax.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the FASB. The Company has assessed currently issued ASUs and has determined that ASUs not listed are not applicable or are expected to have minimal impact on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which updates income tax disclosure requirements related to rate reconciliation, income taxes paid, and other disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be adopted on a prospective basis, with the option to apply retrospectively. The Company does not expect the adoption of ASU 2023-09 to have a material effect on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)” ("ASU 2024-03"), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect the adoption of ASU 2024-03 to have a material effect on its consolidated financial statements.
Note 3.     Fees, Expenses, Agreements and Related Party Transactions
Advisory Agreements
On January 2, 2026, the Company entered into each of the Aranda Advisory Agreement and the OHA Advisory Agreement with the Aranda Adviser and the OHA Adviser, respectively, to manage day-to-day operations and provide investment advisory services to the Company with respect to their respective pools of assets, subject to the overall supervision of the Board and in accordance with the 1940 Act. Each of the Advisory Agreements is effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company's outstanding voting securities and, in each case, a majority of the directors of the Board who are not "interested persons," as defined in the 1940 Act, of the Company (the "Independent Directors"). The Company may terminate either Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. Each of the Advisory Agreements will automatically terminate in the event of their assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.
Aranda Advisory Agreement
The Aranda Adviser’s services under the Aranda Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, so long as its services to the Company are not impaired.
Under the Aranda Advisory Agreement, the Company pays the Aranda Adviser fees for investment management services consisting of a base management fee (the “Aranda Base Management Fee”) and a performance fee (the “Aranda Performance Fee”). The Aranda Base Management Fees and Aranda Performance Fees that are payable under the Aranda Advisory Agreement for any partial period are appropriately prorated. The cost of both the Aranda Base Management Fee and Aranda Performance Fee is ultimately borne by the Unitholder.
The Aranda Base Management Fee in respect of the Aranda Assets is payable quarterly in advance at an annual rate of (1) 1.50% of the gross asset value of the Aranda Non-Seed Portfolio and the Aranda Seed Portfolio assets acquired after April 1, 2024, subject to certain exceptions (the Aranda Non-Seed Portfolio assets and such Aranda Seed Portfolio assets collectively, the “New Aranda Portfolio”) and excluding cash and cash equivalents, and (2) 1.25% of the gross asset value of the Aranda Seed Portfolio assets acquired prior to April 1, 2024, subject to certain exceptions (such assets, the “Legacy Aranda Portfolio”) and excluding cash and cash equivalents, both as of the first day of each fiscal quarter and payable at the beginning of such fiscal quarter. In addition, the Aranda Base Management Fee will include an amount equal to an annual rate of 1.0% of net invested capital in the OHA Assets, subject to certain step-downs.
For the period from January 2, 2026 (commencement of operations) through March 31, 2026, the Company incurred $4.7 million in Aranda Base Management Fees, which remained payable to the Aranda Adviser as of March 31, 2026.
The Aranda Performance Fee in respect of the Aranda Assets consists of two components—an investment income-based allocation (the “Aranda Investment Income Allocation”) and a capital gains-based allocation (the “Aranda Capital Gains Allocation”)—that are independent of each other, with the result that one component may be payable even if the other is not. In addition, the Aranda Performance Fee also includes an amount equal to 10.0% multiplied by the OHA Incentive Fee Base (as defined below), calculated annually. The “OHA Incentive Fee Base” is the difference between (x) the incentive fee payable to the OHA Adviser (as described below, the “Applicable OHA Incentive Fee”) divided by 10%, less (y) the Applicable OHA Incentive Fee.
Aranda Investment Income Allocation. The Aranda Investment Income Allocation is calculated and payable annually in arrears based on the Investment Income (as defined below) attributable to the Aranda Assets for the immediately preceding fiscal year, and is equal to zero unless the Investment Income for the fiscal year exceeds the product of 6% per annum times the average of the net asset value ("NAV") of the Company (including cash and cash equivalents), in each case attributable to the Aranda Assets, as of the last day of each quarter of the applicable fiscal year (the “Aranda Hurdle Amount”). Thereafter, if the Investment Income attributable to the Aranda Assets for the fiscal year exceeds the Aranda Hurdle Amount, the Aranda Investment Income Allocation is equal to the sum of the Investment Income Catch-Up and the Investment Income Remainder (each as defined below).
Although the Aranda Hurdle Amount is calculated on an aggregate basis across the New Aranda Portfolio and Legacy Aranda Portfolio, for purposes of the remainder of this discussion, the Aranda Hurdle Amount for any fiscal year will be apportioned between the New Aranda Portfolio and Legacy Aranda Portfolio assets pro rata based on their respective NAVs as of the commencement of such fiscal year.
“Investment Income,” which is calculated with respect to a given period and is calculated separately for the New Aranda Portfolio and Legacy Aranda Portfolio, means all interest (including the relevant portion of any amounts which constitute payment of both interest and principal), dividends, cash yield and other income (including accrued income with respect to original issue discount (“OID”), PIK interest or other accrued income and zero-coupon securities (collectively, “Constructive Income”)) received or realized (or, solely with respect to Constructive Income, accrued) by the Company and by any of its subsidiaries with respect to the Aranda Assets, but excludes any realized capital gains/losses and any capital appreciation or depreciation, and is calculated net of Aranda Base Management Fees actually used by the Aranda Adviser to satisfy expenses (but excluding amounts of any excess Aranda Base Management Fees) and all other expenses of the Company (other than those attributable to the OHA Assets, including amounts payable to the OHA Adviser pursuant to the OHA Advisory Agreement). Any such expenses which are not directly attributable to a given portfolio investment shall be apportioned between the New Aranda Portfolio and Legacy Aranda Portfolio pro rata based on their relative NAVs as of the commencement of the applicable period.
“Investment Income Catch-Up” means an amount, calculated separately for the New Aranda Portfolio and Legacy Aranda Portfolio, equal to the lesser of (x) the Investment Income of the New Aranda Portfolio or Legacy Aranda Portfolio (as applicable), less the Aranda Hurdle Amount applicable thereto, and (y) the remainder of (I) the applicable Aranda Hurdle Amount divided by the remainder of (A) one hundred percent (100%), less (B) the applicable Performance Fee Percentage (as defined below), less (II) the applicable Aranda Hurdle Amount.
“Investment Income Remainder” means an amount, calculated separately for the New Aranda Portfolio and Legacy Aranda Portfolio, equal to the product of (1) the remainder of (A) the Investment Income of the New Aranda Portfolio or Legacy Aranda Portfolio (as applicable) during the applicable fiscal year, less (B) the sum of the Aranda Hurdle Amount in respect of such assets plus the Investment Income Catch-Up in respect of such assets, multiplied by (2) the applicable Performance Fee Percentage in respect of such assets.
“Performance Fee Percentage” means (i) 15% with respect to the Legacy Aranda Portfolio and (ii) 17.5% with respect to the New Aranda Portfolio.
Aranda Capital Gains Allocation. The second component of the Aranda Performance Fee, the Aranda Capital Gains Allocation, is determined and payable in arrears as of the end of each fiscal year. The amount payable is calculated separately for the New Aranda Portfolio and Legacy Aranda Portfolio and is equal to the product of the applicable Performance Fee Percentage multiplied by the Company’s Capital Gains (as defined below), if any, for such assets for such fiscal year.
If, at the end of any fiscal year, the sum of the Company's Capital Gains in respect of the New Aranda Portfolio plus its Capital Gains in respect of the Legacy Aranda Portfolio is a negative number (i.e., the Company has Capital Losses (as defined below) when combined across the two sets of assets), then (i) the aggregate amount of such Net Loss (as defined below) will be apportioned between the assets contained in the New Aranda Portfolio and the Legacy Aranda Portfolio pro rata based on their respective NAVs as of the commencement of such fiscal year; (ii) the Aranda Investment Income Allocation in respect of each such portfolio will be reduced by the allocable portion of such Net Loss, multiplied by the applicable Performance Fee Percentage (provided, however, that such reduction will not exceed 15% of the Aranda Investment Income Allocation which would have resulted in the absence of this clause (ii)); and (iii) the cost basis for the assets contained in the New Aranda Portfolio and Legacy Aranda Portfolio will be deemed adjusted downwards to reflect the operation of clause (ii) so that Capital Gains will be calculated using the lower deemed cost basis for all future fiscal years. For the avoidance of doubt, (x) any such Capital Loss in a fiscal year will not reduce the Aranda Performance Fee in any subsequent fiscal year and (y) any Capital Loss realized in any fiscal year shall first be taken into account in reducing the Aranda Capital Gains Allocation before reducing the Aranda Investment Income Allocation.
“Capital Gains” is calculated with respect to a given period and calculated separately for the assets contained in the New Aranda Portfolio and Legacy Aranda Portfolio, and means realized gains in respect of such assets during the period, less all realized losses in respect of such assets and unrealized losses in respect of such assets based on reductions in the value of such assets during such period, in each case by the Company and/or any of its subsidiaries; provided that, without duplication, any repayment of principal or return of capital with respect to a portfolio investment shall not be considered as Capital Gains until the cumulative amount of any such repayment of principal or return of capital in respect of such portfolio investment exceeds the original principal amount actually invested in such portfolio investment. For the avoidance of doubt, Capital Gains will not be calculated net of the Company's expenses (including, for the avoidance of doubt, any Aranda Base Management Fees), as all of such expenses will be deducted from Investment Income. In the event of any unrealized loss in respect of a portfolio investment, or that any amounts above constitute a repayment of principal or return of capital of a portion of the capital invested into the applicable portfolio investment, the cost basis for such portfolio investment is deemed adjusted downwards to reflect such unrealized loss, repayment of principal or return of capital, as applicable, so that Capital Gains are calculated using the lower deemed cost basis for all future periods. The cost basis for a portfolio investment is deemed adjusted upwards to reflect any previously accrued Constructive Income that actually gave rise to an Aranda Investment Income Allocation; provided that, for the avoidance of doubt, such upward adjustment is not deemed to have been made in the event such Constructive Income did not actually give rise to an Investment Income Reallocation (as defined in the Aranda Advisory Agreement), in which case the amount of such Constructive Income is treated instead as realized gain (based on the original principal amount actually invested in such portfolio investment) upon a repayment of the portfolio investment, and provided that, for the further avoidance of doubt, any item of repayment of principal, return of capital or gain is not subject to both an Investment Income Reallocation and an Aranda Capital Gains Allocation. If Capital Gains is a negative number, it is referred to as a negative Capital Gain, or as a “Capital Loss.”
For the period from January 2, 2026 (commencement of operations) through March 31, 2026, the Company incurred $3.6 million in Aranda Performance Fees, which remained payable to the Aranda Adviser as of March 31, 2026.
OHA Advisory Agreement
The OHA Adviser’s services under the OHA Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to the Company are not impaired.
Under the terms of the OHA Advisory Agreement, the Company pays the OHA Adviser a base management fee (the “OHA Base Management Fee”) and incentive fees (the “OHA Incentive Fees”) for the OHA Assets (but excluding from the asset base for calculating both the OHA Base Management Fee and the OHA Incentive Fees any Additional Co-Investments allocated to the Company). The OHA Base Management Fee and OHA Incentive Fees that are payable under the OHA Advisory Agreement for any partial period are appropriately prorated. Under the terms of the OHA Advisory Agreement, the OHA Adviser does not receive any management fee or incentive fees (or other fees) for the Aranda Assets. The cost of both the OHA Base Management Fee and OHA Incentive Fees are ultimately borne by the Unitholder.
Under the terms of the OHA Advisory Agreement, the Company pays the OHA Adviser an OHA Base Management Fee for the OHA Assets quarterly in arrears at an annual rate of 1.25% (during Phase 1) and 1% (during Phase 2) of the fair market value attributable to the OHA Assets (but excluding Additional Co-Investments allocated to the Company, cash and cash equivalents) as of the beginning of the first business day of the quarter, as determined in accordance with U.S. GAAP, less the Deemed Leverage Assumption (as defined below).
For the period from January 2, 2026 (commencement of operations) through March 31, 2026, the Company incurred $0.4 million in OHA Base Management Fees, which remained payable to the OHA Adviser as of March 31, 2026.
Under the terms of the OHA Advisory Agreement, the Company pays the OHA Incentive Fees for the OHA Assets (but excluding Additional Co-Investments allocated to the Company) as described below. During Phase 1 and Phase 2, the OHA Incentive Fee is an amount equal to (x) 10.0% of the Company's Investment Income Returns (as defined below) in respect of the OHA Assets over a 6.0% annualized hurdle rate on the NAV of the OHA Assets, inclusive of deemed borrowing at a 1:1 debt-to-equity ratio in respect of the OHA Assets (as discussed below, the “Deemed Leverage Assumption”), payable quarterly in arrears, and (y) 10.0% of realized capital gains in respect of the OHA Assets, if any, net of realized capital losses and unrealized capital depreciation from inception, payable annually in arrears. During Phase 2, the Company will continue to pay the OHA Adviser the OHA Incentive Fees for deploying any remaining OHA Commitments and/or managing any existing OHA Assets until such time as all OHA Assets are disposed of.
For the avoidance of doubt, the OHA Assets may include assets purchased with borrowed amounts, which are deemed to be in a 1:1 debt-to-equity ratio with each OHA Originated Loan and reflect any allowances for loan losses or similar impairments that may be recognized under U.S. GAAP.
Incentive Fee Based on Income – OHA Adviser. The first part of the OHA Incentive Fee is based on income, whereby the Company pays the OHA Adviser quarterly in arrears 10.0% of its Investment Income Returns for the relevant calendar year subject to a 6.0% annualized hurdle rate on the average NAV of the OHA Assets, inclusive of deemed borrowing at a 1:1 debt-to-equity ratio (the “Hurdle Rate”). “Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayment premiums) accrued during the quarter with respect to OHA Assets, less the Deemed Cost of Leverage (as defined below), attributable to the OHA Assets during the quarter. The “Deemed Cost of Leverage” is the product of (i) an amount equal to the deemed borrowing resulting from the Deemed Leverage Assumption (ii) times (a) the Company's weighted average cost of outstanding indebtedness during the applicable quarter or (b) if no indebtedness is outstanding during the quarter, the Secured Overnight Financing Rate (“SOFR”) + 2.00%. Investment Income Returns includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
The Company pays the OHA Adviser an incentive fee with respect to its Investment Income Returns as follows:

•no incentive fee based on Investment Income Returns in any calendar quarter in which its Investment Income Returns does not exceed the Hurdle Rate;
•100% of Investment Income Returns with respect to that portion of such Investment Income Returns, if any, that exceeds the Hurdle Rate but is less than 1.667% in any calendar quarter. This portion of the Investment Income Returns (which exceeds the Hurdle Rate but is less than 1.667% per quarter) is referred to as the “catch-up.” The “catch-up” is meant to provide the OHA Adviser with approximately 10.0% of the Company's Investment Income Returns as if a Hurdle Rate did not apply if Investment Income Returns exceeds 1.667% in any calendar quarter; and
•10.0% of the Investment Income Returns, if any, that exceeds 1.667% in any calendar quarter, which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 10.0% per quarter (of all Investment Income Returns for such quarter) are paid to the OHA Adviser.
Incentive Fee Based on Capital Gains – OHA Adviser. The second component of the OHA Incentive Fee, the capital gains incentive fee, is payable annually in cash at the end of each calendar year in arrears. The amount payable is equal to 10.0% of cumulative realized capital gains with respect to the OHA Assets from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.
Each year, the fee paid to the OHA Adviser in respect of the capital gains incentive fee is computed net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. The Company accrues, but will not pay, a capital gains incentive fee with respect to unrealized appreciation, because a capital gains incentive fee would be owed to the OHA Adviser if the Company were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the OHA Advisory Agreement be in excess of the amount permitted by the Investment Advisers Act of 1940, as amended, including Section 205 thereof.
For the period from January 2, 2026 (commencement of operations) through March 31, 2026, the Company incurred $0.4 million in OHA Incentive Fees, which remained payable to the OHA Adviser as of March 31, 2026.
Administration Agreement
Pursuant to the Administration Agreement, the OHA Adviser serves as the Company's Administrator in Phase 1. The Administrator shall perform (or oversee, or arrange for, the performance of) the administrative services necessary for the Company's operation.
Pursuant to the Administration Agreement, the Company reimburses the Administrator for the allocable portion of expenses incurred by the Administrator in performing management and administrative services for the Company.
Pursuant to the Administration Agreement, the costs of the OHA personnel, overhead, or other expenses incurred by OHA or the OHA Adviser that are not attributable to third parties are subject to a cap of $375,000 per quarter for the Company's operating expenses following the commencement of the Company's operations. No expenses other than the OHA personnel, overhead, or other expenses incurred by OHA or the OHA Adviser that are not attributable to third parties will be subject to a cap. From time to time, the OHA Adviser, in its capacity as an investment adviser to the Company or in its capacity as the Administrator, or its affiliates may pay third-party providers of goods or services. The Company reimburses the OHA Adviser or such affiliates thereof for any such amounts paid on the Company's behalf. From time to time, the OHA Adviser, in its capacity as an investment adviser or in its capacity as the Administrator, may defer or waive fees and/or rights to be reimbursed for expenses.
For the period from January 2, 2026 (commencement of operations) through March 31, 2026, the Company accrued $0.4 million in fees payable to the Administrator pursuant to the Administration Agreement.
The sub-administrator is compensated for performing its sub-administrative services under the sub-administration agreement. For the period from January 2, 2026 (commencement of operations) through March 31, 2026, the Company incurred expenses related to the sub-administrator of $0.2 million, which is included in other general & administrative expenses on the Consolidated Statement of Operations and the payable included in “accounts payable and accrued expenses” in the Consolidated Statements of Assets and Liabilities, respectively.
Formation Transactions

See "Note 1. Organization — Formation Transactions" in these Notes to Consolidated Financial Statements for more information regarding the Formation Transactions, which were considered to be related party transactions.
Included in the assets and liabilities the Company acquired in the Formation Transaction was a payable to the OHA Adviser of $1.3 million, which remained payable as of March 31, 2026.
Initial Capitalization
On September 30, 2025, the Unitholder, which is an affiliate of the Aranda Adviser, made an equity contribution of $75,000 to the Company in exchange for 75,000,000 Units of the Company.
Expenses incurred in connection with the formation of the Company through December 31, 2025 are the responsibility of the Aranda Adviser or its parent company and thus are not an obligation of the Company now or in the future.
Promissory Note
See "Note 6. Debt — Promissory Note" in these Notes to Consolidated Financial Statements for more information regarding the Promissory Note (as defined therein), which was considered to be a related party transaction.
Note 4.     Investments
The following table presents the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2026:

	March 31, 2026
Investments	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Loans	$1,652,462,304	$1,641,801,287	90.7%
Second Lien Loans	172,402,759	165,762,083	9.1%
Warrants	-	3,511,673	0.2%
Total Investments	$1,824,865,063	$1,811,075,043	100.0%
The geographic composition of the Company's investments as a percentage of fair value as of March 31, 2026 was as follows:

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,758,454,394	$1,744,475,564	96.3%	123.1%
United Kingdom	$51,033,564	$51,153,783	2.8%	3.6%
Bermuda	$15,377,105	$15,445,696	0.9%	1.1%
Total	$1,824,865,063	$1,811,075,043	100.0%	127.8%

The industry composition of the Company's investments as a percentage of fair value as of March 31, 2026 was as follows:

Industry	% of Total Investments at Fair Value
Software	19.9%
Diversified Consumer Services	16.7%
Health Care Technology	13.6%
Machinery	10.8%
Professional Services	7.3%
Health Care Providers & Services	6.4%
IT Services	4.7%
Real Estate Management & Development	3.9%
Multi-Utilities	3.9%
Health Care Equipment & Supplies	3.8%
Automobile Components	3.4%
Insurance	1.9%
Commercial Services & Supplies	1.2%
Household Durables	0.6%
Financial Services	0.5%
Trading Companies & Distributors	0.5%
Consumer Staples Distribution & Retail	0.4%
Aerospace & Defense	0.2%
Building Products	0.2%
Chemicals	0.1%
Total	100.0%
Note 5.     Fair Value of Investments
The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date.
The fair value hierarchy under ASC 820 prioritizes the inputs to valuation methodology used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:
•Level 1: Inputs to the valuation methodology that reflect unadjusted quoted prices available in active markets for identical assets or liabilities as of the reporting date.
•Level 2: Inputs to the valuation methodology other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date.
•Level 3: Inputs to the valuation methodology are unobservable and significant to overall fair value measurement.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The OHA Adviser's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
In addition to using the above inputs in investment valuations, the OHA Adviser applies the valuation policy approved by the Board that is consistent with ASC 820. Consistent with the valuation policy, the OHA Adviser evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value.
Investments whose values are based on the listed closing price quoted on the securities’ principal exchange are classified within Level 1 and include active listed equities. The OHA Adviser does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs are classified within Level 2. These include investment-grade corporate bonds, structured products and certain bank loans, less liquid listed equities, and high yield bonds. As Level 2 investments include positions that are not traded in active markets and/or are subject to transfer restrictions, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information.
Investments classified within Level 3 have unobservable inputs, as they trade infrequently, or not at all. When observable prices are not available for these investments, the OHA Adviser uses one or more valuation techniques (e.g., the market approach and the income approach) for which sufficient and reliable data is available. Within Level 3, the market approach generally consists of using comparable market data, while the use of the income approach generally consists of the net present value of estimated future cash flows, which may be adjusted as appropriate for liquidity, credit, market and/or other risk factors.
Investments in senior loans primarily include first and second lien term loans, delayed draw term loans and revolving lines of credit. The OHA Adviser analyzes enterprise value based on the weighted average of discounted cash flows, public comparables and merger and acquisition comparables. This analysis is done to ensure, among other things, that the investments have adequate collateral and asset coverage. Once the investment is determined to have adequate asset coverage, the OHA Adviser monitors yields for such loan investments made from the time of purchase to the month end average yields for similar investments and risk profiles. The OHA Adviser uses market data, including newly funded transactions, and secondary market data with respect to high-yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield. The change in yield is utilized by the OHA Adviser to discount the anticipated cash flows of the debt investment in order to arrive at a fair value. Further, the OHA Adviser adjusts for material changes in the underlying fundamentals of the issuer, including changes in leverage, as necessary. If the investment does not have adequate coverage, a tranched valuation approach is considered.
Further inputs considered by the OHA Adviser in estimating the value of investments may include the original transaction price, recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investment or comparable issuers, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets (by the investment or other comparable investments), whether the loan contains call protection and changes in financial ratios or cash flows. Level 3 investments may also be adjusted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the OHA Adviser in the absence of market information. The fair value measurement of Level 3 investments does not include transaction costs that may have been capitalized as part of the security’s cost basis. Assumptions used by the OHA Adviser due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s results of operations.
Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The rule permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. In accordance with this rule, the Company’s Board has designated the OHA Adviser as the valuation designee primarily responsible for the valuation of the Company’s investments, subject to the oversight of the Board.
The following table presents the fair value hierarchy of the Company's investments as of March 31, 2026.

	Fair Value Hierarchy as of March 31, 2026
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$-	$351,775,406	$1,290,025,881	$1,641,801,287
Second Lien Loans	-	-	165,762,083	165,762,083
Warrants	-	-	3,511,673	3,511,673
Total	$-	$351,775,406	$1,459,299,637	$1,811,075,043
The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the period from January 2, 2026 (commencement of operations) through March 31, 2026:

Period from January 2, 2026 (commencement of operations) through March 31, 2026	First Lien Loans	Second Lien Loans	Warrants	Total
Fair value, beginning of period	$-	$-	$-	$-
Purchase of investments from in-kind contributions	1,235,963,674	221,654,723	3,511,673	1,461,130,070
Purchase of investments, net(1)	95,745,878	-	-	95,745,878
Proceeds from sales and principal payments, net	(36,216,300)	(47,734,884)	-	(83,951,184)
Realized gain (loss) on investments	4,811	-	-	4,811
Net change in unrealized appreciation/(depreciation)	(5,709,172)	(7,638,536)	-	(13,347,708)
Net accretion of discount and amortization of investments	236,990	(519,220)	-	(282,230)
Transfers into (out of) Level 3	-	-	-	-
Fair value, end of period	$1,290,025,881	$165,762,083	$3,511,673	$1,459,299,637
Net change in unrealized appreciation / (depreciation) related to financial instruments still held as of March 31, 2026	$(6,327,045)	$(8,354,503)	$-	$(14,681,548)
(1) Purchases include PIK interest, if applicable.
During the period from January 2, 2026 (commencement of operations) through March 31, 2026, there were no transfers in or out of Level 3.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2026. The table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the OHA Adviser’s determination of fair value.

	March 31, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range/Input (Weighted Average)
First Lien Debt	$290,296,813	Discounted Cash Flow	Comparative Yield	8.2% - 10.9% (9.0%)
First Lien Debt	915,492,421	Discounted Cash Flow	Discount Rate	8.5% - 12.4% (10.2%)
First Lien Debt	84,236,647	Precedent Transaction	Transaction Price	N/A
Total First Lien Debt	$1,290,025,881
Second Lien Debt	$165,762,083	Discounted Cash Flow	Discount Rate	13.3% - 14.1% (13.7%)
Total Second Lien Debt	$165,762,083
Warrants	$3,511,673	Market Comparable	EBITDA Multiple	6.0x
Total Warrants	$3,511,673
Total	$1,459,299,637
Increases or decreases in unobservable inputs in isolation would result in a higher or lower fair value measurement for such assets. Generally, an increase/decrease in market yields or discount rate may result in a decrease/increase, respectively, in the fair value of certain of the Company’s investments, and an increase/decrease in the transaction price or

EBITDA multiple may result in an increase/decrease, respectively, in the fair value of certain of the Company's investments.
Note 6.     Debt
In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026, the Company’s asset coverage ratio was 543%.
The following tables show the Company’s outstanding debt as of March 31, 2026:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
JPM Credit Facility(1)	$750,000,000	$320,000,000	$430,000,000	$320,000,000
Total	$750,000,000	$320,000,000	$430,000,000	$320,000,000
(1) The carrying value of this debt obligation generally approximates fair value due to its variable interest rate. The fair value of this debt obligation would be categorized as Level 2 under the ASC 820-10 hierarchy.

JPM Credit Facility
On September 30, 2025, the Affiliated Fund entered into a senior secured revolving credit agreement, as Borrower, with JPMorgan Chase Bank, N.A., which the Company acquired as part of the Formation Transactions (as amended, the “JPM Credit Agreement” or the “JPM Credit Facility”). JPMorgan Chase Bank, N.A. serves as administrative agent and U.S. Bank Trust Company, National Association services as collateral agent.
The original facility amount under the JPM Credit Agreement is $750.0 million. The JPM Credit Facility includes customary affirmative and negative covenants, including certain limitations on the occurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.
Borrowings under the JPM Credit Facility bear interest at SOFR plus 1.75%. The Company pays an unused commitment fee of 0.50% per annum, or during the ramp-up period, 0.35% per annum. The ramp-up period means the period from the effective date to, but excluding, June 30, 2026. In addition, the Company pays a utilization fee of 1.4% per annum. The JPM Credit Facility will mature on September 30, 2030.
As of March 31, 2026, there were $320.0 million of borrowings outstanding under the JPM Credit Facility.
For the period from January 2, 2026 (commencement of operations) through March 31, 2026, the components of interest expense related to the JPM Credit Facility were as follows:

Period from January 2, 2026 (commencement of operations) through March 31, 2026
Interest expense related to the JPM Credit Facility	$1,228,591
Unused facility fee	562,333
Utilization fee	1,250,861
Amortization of deferred financing costs	333,066
Total interest and financing expenses on JPM Credit Facility	$3,374,851
During the period from January 2, 2026 (commencement of operations) through March 31, 2026, the weighted average borrowing and weighted average interest rate on the JPM Credit Facility (as defined below) was $92.4 million and 5.43%, respectively.

Promissory Note
On January 2, 2026, the Affiliated Fund entered into a promissory note agreement (the “Promissory Note”) with the Unitholder, pursuant to which the Affiliated Fund borrowed $100.0 million.

The Promissory Note bears interest at a rate of 3.61% per annum, compounded quarterly. Interest expense is accrued using the effective interest method.
The entire outstanding principal amount, together with all accrued and unpaid interest and any other amounts due under the Promissory Note, was due and payable in full on January 2, 2027 (the “Maturity Date”). On March 18, 2026, the Promissory Note, together with interest of $752,084, was repaid in full.
As of March 31, 2026, the outstanding principal balance under the Promissory Note was nil, and accrued interest amounted to nil.

Period from January 2, 2026 (commencement of operations) through March 31, 2026
Interest expense related to the Promissory Note	$752,084
Total interest and financing expenses on Promissory Note	$752,084
Note 7.     Segment Reporting
The Company operates through a single operating and reporting segment. The chief operating decision maker (the “CODM”) function is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Compliance Officer, which evaluates the performance of the Company, and which intends to operate under the specific regulatory requirements of the 1940 Act. The CODM function utilizes key metrics including, but not limited to, net increase (decrease) in net assets resulting from operations for determining the Company’s investment strategy, capital allocation, expense structure, and potential significant transactions. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.
Note 8. Commitments and Contingencies
In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026, the composition of the Company's unfunded commitments was as follows:

Unfunded Par Amount as of
March 31, 2026
Unfunded delayed draw commitments	$33,401,865
Unfunded revolving commitments	60,663,834
Total unfunded commitments	$94,065,699

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2026, the Company's management was not aware of any pending or threatened litigation.

Note 9. Net Assets
Issuance of Equity Securities
As of March 31, 2026, the Company had 75,000,000 Units issued and outstanding with a par value of $0.001 per Unit. During the period from January 2, 2026 (commencement of operations) through March 31, 2026, the Company did not issue any Units.
During the period from January 2, 2026 (commencement of operations) through March 31, 2026, the Company received capital in-kind contributions of $1,416,624,904 which increased the net asset value per unit by $18.89.
Distributions
During the period from January 2, 2026 (commencement of operations) through March 31, 2026, there were no distributions declared by the Company.

Note 10. Formation Transaction
On January 2, 2026, the Company was capitalized by its affiliates through an in kind contribution of certain assets and liabilities and it commenced operations per the Formation Transaction (see Note 1). The transaction was accounted for at fair value with the Company's amortized cost basis in the investments contributed accounted for at their previously recognized amortized cost basis in accordance with the guidance for Transactions between Entities under Common Control ASC 805-50-30-5. The transaction was a tax-free reorganization under IRC 368.

As of January 2, 2026
(Unaudited)
Assets
Investments, at fair value (amortized cost of $1,491,980,173)	$1,499,197,753
Cash	84,408,671
Interest receivable	11,503,240
Unsettled trades receivable	2,902,813
Deferred financing costs	6,082,812
Prepaid expenses and other assets	197,333
Total assets	$1,604,292,622

Liabilities
Revolving credit facility payable	75,000,000
Promissory note payable	100,000,000
Interest and financing fees payable	2,252,880
Unsettled trades payable	2,820,795
Due to affiliates	6,284,518
Accounts payable and accrued expenses	1,309,525
Total liabilities	$187,667,718

Total net assets	$1,416,624,904
Note 11. Financial Highlights
The following per Unit data has been derived from information provided on the consolidated financial statements. The following is a schedule of financial highlights for the period from January 2, 2026 (commencement of operations) through March 31, 2026. No comparative information has been presented, as the Company commenced operations on January 2, 2026.

Per Unit operating performance:	Period from January 2, 2026 (commencement of operations) through March 31, 2026
Net asset value, beginning of period	0.00
Results of operations:
Net investment income(1)	0.29
Net realized gains (losses) and unrealized appreciation (depreciation)(2)	(0.28)
Net increase (decrease) in net assets resulting from operations	0.01
Contributions in-kind	18.89
Net increase in net assets resulting from contributions	18.89
Net asset value, end of period	$18.90

Units outstanding, end of period	75,000,000
Ratio/Supplemental data:
Net assets, end of period	$1,417,228,661
Total return(3)	0.1%
Portfolio turnover(4)	5.1%
Ratio of net expenses to average net assets(5)	4.2%
Ratio of net investment income to average net assets(5)	6.2%
(1)     The per Unit data was derived by using the weighted average Units outstanding during the period.
(2) The amount shown for a Unit outstanding does not correspond with the aggregate realized gain (loss) and unrealized appreciation (depreciation) on investments for the period because of the timing of Unit transactions in relation to fluctuating market values of investments of the Company.
(3)     Total return is based upon the change in NAV per Unit between the opening and ending NAVs per Unit, assuming reinvestment of any distributions on the effects of the performance of the Company during the period. The opening NAV per unit includes the contributions in-kind on January 2, 2026. Total return is not annualized and does not include a sales load.
(4) Portfolio turnover rate is calculated using the lesser of year-to-date sales and year-to-date purchases over the average of the investments assets at fair value for the period reported. The opening investments at fair value includes the contributions in-kind on January 2, 2026.
(5)     The ratios presented reflect an annualized amount. The opening net asset balance includes the contributions in-kind on January 2, 2026.

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these financial statements. Other than as disclosed below, there have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these financial statements.

Information Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “target,” “goals,” “plan,” “forecast,” “project,” other variations on these words or comparable terminology, or the negative of these words. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q.
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•our future operating results;
•our business prospects and prospects of our portfolio companies;
•the ability of our portfolio companies to achieve their objectives;
•changes in political, economic, or industry conditions, the interest rate environment, the imposition of tariffs or conditions affecting the financial and capital markets;
•our contractual arrangements and relationships with third parties;
•volatility of leveraged loan markets;
•the adequacy of our financing sources and working capital;
•risk of borrower default;
•interest rate volatility, which could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•actual and potential conflicts of interest with OHA Private Credit Advisors II, L.P. (the "OHA Adviser"), CHS (US) Management, LLC (the “Aranda Adviser” and collectively with the OHA Adviser, the "Advisers"), and their affiliates;
•our ability to make distributions;
•changes to the fair value of our investments;
•geopolitical conditions, including revolution, insurgency or war including those arising out of the ongoing war between Russia and Ukraine, the conflict in Iran and elsewhere in the Middle East, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•the impact of increased competition among other entities and our affiliates for investment opportunities;
•the ability of our Advisers to locate suitable investments for us and to monitor and administer our investments;
•the ability of our Advisers to attract and retain highly talented professionals;
•risks related to the uncertainty of the value of our portfolio investments, particularly those having no liquid trading market;

•our ability to qualify for and maintain tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”);
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology; and
•future changes in laws or regulations and conditions in our operating areas.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved.
We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed in any forward-looking statements. Dollar amounts are in thousands, except per Unit data, percentages and as otherwise noted.
Overview
APS BDC, LLC ("we," "us," "our," or the "Company") was formed on August 13, 2025 as a Delaware limited liability company. We are an externally managed, closed-end, non-diversified management investment company that elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"), on January 2, 2026. In addition, for U.S. federal income tax purposes, we intend to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company (a "RIC") under subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). We have an indefinite term.
We are managed by OHA Private Credit Advisors II, L.P. (the "OHA Adviser") and CHS (US) Management, LLC (the "Aranda Adviser" and together with the OHA Adviser, the "Advisers"), both of which act as investments advisers to us pursuant to investment advisory agreements dated as of January 2, 2026 with each (respectively, the "OHA Advisory Agreement" and the "Aranda Advisory Agreement" and collectively, the "Advisory Agreements"). The OHA Adviser is registered under the Investment Advisers Act of 1940, as amended. The OHA Adviser is a wholly owned subsidiary of Oak Hill Advisors, L.P. The Aranda Adviser is a wholly owned subsidiary of Temasek Holdings (Private) Limited (“Temasek”), a global investment company headquartered in Singapore. Subject to the supervision of our board of directors (the “Board”), each of the Advisers provides investment advisory and management services to us in accordance with the provisions of their respective Advisory Agreement with us, and each Adviser is responsible for managing a portion of our assets. The OHA Adviser also serves as our administrator (in such capacity, the "Administrator") pursuant to an administration agreement (the “Administration Agreement”). Pursuant to the Administration Agreement, we have retained Harmonic Fund Services to perform some of the Administrator’s obligations under the Administration Agreement as a sub-administrator.
We intend to operate in two phases. During the initial phase (“Phase 1”), which began upon the commencement of our operations on January 2, 2026, the OHA Adviser serves as an investment adviser to us and as our Administrator. To that end, the OHA Adviser (i) manages certain of our assets pursuant to the OHA Advisory Agreement and (ii) provides certain administrative support and resources to us, including certain of its employees to serve as our officers, pursuant to the Administration Agreement. The Aranda Adviser similarly serves as an investment adviser to us during Phase 1 and performs all of the services enumerated under the Aranda Advisory Agreement. Upon the commencement of the second phase (“Phase 2”), the timing of which will be approved by the Board, the OHA Adviser will resign from its role as our Administrator, cease providing administrative support to us, its resources dedicated to us will be removed, and we anticipate that the Aranda Adviser, subject to approval of the Board, will be appointed by the Board to serve as our Administrator and provide officers to us and administrative and other resources necessary to support our operations. During Phase 2, the OHA Adviser will continue to act as an investment adviser to us pursuant to the OHA Advisory Agreement until such time that all of the assets managed by the OHA Adviser mature or are sold or otherwise disposed of. The Aranda Adviser will continue to serve as an investment adviser to us pursuant to the Aranda Advisory Agreement in Phase 2 and beyond.
We consolidate the results of our wholly owned subsidiaries, Matterhorn Investments LLC ("Matterhorn"), CHS BDC 2 LLC and APS CW SPV LLC, in our consolidated financial statements provided herein. All intercompany transactions have been eliminated in consolidation.
Portfolio Allocation for Each Adviser
Our portfolio is divided into two portions that the OHA Adviser and Aranda Adviser are responsible for managing separately.
The OHA Adviser is responsible for managing the “OHA Assets,” which means any loans or other portfolio investments derived from investment of the OHA Commitment, including Additional Co-Investments (each as defined below), but excluding cash and cash equivalents, and includes a portion of the portfolio of private credit assets (the “Seed Portfolio”) previously owned by CHS BDC 2 LLC (prior to our acquisition thereof pursuant to the Contribution Agreement (as defined below), the “Affiliated Fund”) that an affiliate of the OHA Adviser previously managed as a separately managed account for the Affiliated Fund that we acquired in the OHA Formation Transaction (as defined below) (the “OHA Seed Portfolio”). The OHA Assets include assets purchased with borrowed amounts and shall reflect any allowances for loan losses or similar impairments that may be recognized under generally accepted accounting principles in the United States (“GAAP”).
The Aranda Adviser is responsible for managing the “Aranda Assets,” which means the loans or other portfolio investments in the Seed Portfolio (other than the OHA Seed Portfolio) that we acquired in the Aranda Formation Transaction (as defined below) (the “Aranda Seed Portfolio”), as well as any loans or other portfolio investments originated by the Aranda Adviser exclusive of the Aranda Seed Portfolio (the “Aranda Non-Seed Portfolio”) for us, excluding cash and cash equivalents. The Aranda Assets include assets purchased with borrowed amounts and shall reflect any allowances for loan losses or similar impairments that may be recognized under GAAP.
The OHA Adviser may, from time to time and in accordance with the OHA Adviser’s allocation policies, offer opportunities to us to co-invest alongside certain funds managed by the OHA Adviser or its affiliates in a particular investment to the extent that the investment opportunity exceeds available OHA account capital (each, an “Additional Co-Investment”). Additional Co-Investment opportunities may be provided to us and/or our affiliates, subject to compliance with Sections 17 and 57 of the 1940 Act and the rules thereunder or in reliance on a no-action letter or exemptive relief the OHA Adviser has received from the U.S. Securities and Exchange Commission (the "SEC"), as applicable.
Private Offering
On September 30, 2025, we conducted a private offering (the “Private Offering”) of our units of limited liability company interests (the “Units”) to a sole investor, CHS US Investments LLC (the “Unitholder”), in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Unitholder is a Cayman Islands limited liability company that, like us and the Aranda Adviser, is an indirect wholly owned subsidiary of Temasek. In connection with this Private Offering, the Unitholder contributed $75,000 in seed capital to purchase 75,000,000 Units at a per Unit price of $0.001. Upon payment of the purchase price, the Unitholder became our sole Unitholder.
Formation Transactions
Aranda Formation Transaction
Prior to our election to be regulated as a BDC, on January 2, 2026, we completed a transaction with the Unitholder to acquire 100% of the equity of the Affiliated Fund, which held the Seed Portfolio, including the Aranda Seed Portfolio. Pursuant to an agreement with the Unitholder (the “Contribution Agreement”), we acquired the Aranda Seed Portfolio through the Unitholder’s contribution of 100% of the equity of the Affiliated Fund to us (the “Aranda Formation Transaction”) as an in-kind contribution to our capital equal to the fair value of such assets, plus accrued but unpaid interest as of the closing date, less any principal payments received between signing of the Contribution Agreement and the closing of the transactions contemplated thereby.
OHA Formation Transaction
Also pursuant to the Contribution Agreement, we acquired the OHA Seed Portfolio through the contribution of 100% of the equity of the Affiliated Fund, which held the Seed Portfolio, including the OHA Seed Portfolio. Pursuant to the Contribution Agreement, we acquired the OHA Seed Portfolio through the Unitholder’s contribution of 100% of the equity of the Affiliated Fund to us (the “OHA Formation Transaction”) as an in-kind contribution to our capital equal to the fair value of such assets, plus accrued but unpaid interest as of the closing date, less any principal payments received between the signing of the Agreement and the closing of the transactions contemplated thereby. The initial purchase price of the OHA Seed Portfolio by the Affiliated Fund reduced in equal amount the outstanding amount of the OHA Commitment immediately following the closing of the OHA Formation Transaction.
Matterhorn Formation Transaction
On October 17, 2025, we completed a purchase transaction with Everest Investments LLC (the “Matterhorn Formation Transaction” and, together with the Aranda Formation Transaction and OHA Formation Transaction, the “Formation Transactions”) to acquire all of the membership interests of Matterhorn, a Delaware limited liability company which did not hold any assets or liabilities other than a license to conduct lending business in the State of California and a de minimis amount of cash. Pursuant to an agreement with Everest Investments LLC, we acquired Matterhorn, its lending license and $55,170 in cash for a purchase price of $55,170, paid entirely in cash. We operate Matterhorn as one of our wholly owned subsidiaries.
Capital Commitments
In connection with the Private Offering and the OHA Formation Transaction, the Unitholder committed $500.0 million to be managed by the OHA Adviser (the “OHA Commitment”), with the initial purchase price of the OHA Seed Portfolio counting against the OHA Commitment. We expect the OHA Commitment to be fully called and deployed within three years from January 2, 2026, the date we commenced operations (the “OHA Commitment Deployment Period”). The OHA Commitment is subject to recycling during the OHA Commitment Deployment Period. As of March 31, 2026, the amount of the OHA Commitment deployed was $346.7 million.
We have the right to call capital from the OHA Commitment on one or more dates to be determined after the initial capital drawdown from the Unitholder (the “Initial Drawdown”). During the OHA Commitment Deployment Period, the amount of any OHA Commitment drawn down (including the Initial Drawdown) but returned to the Unitholder as a result of portfolio investments failing to materialize or being disposed of will be added back to the amount of any unfunded OHA Commitment and may be redrawn by us (or such amount may be retained by the OHA Adviser for reinvestment) during the OHA Commitment Deployment Period.
Investment Objective and Strategy
Our investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation with a focus on downside protection. We invest in a diversified portfolio of primarily senior secured, privately originated floating rate loans to well-established companies in North America. We seek to offer investors an all-weather investment solution positioned to generate premium yields and capture investment opportunities through different market environments, including periods of market volatility and fluctuating interest rates.
Key Components of Results of Operations
Investments
We focus primarily on senior secured loans and securities of private U.S. companies. The level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.
As a BDC, we may not acquire any assets other than “qualifying assets” specified in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. Qualifying assets include investments in “eligible portfolio companies,” which, under the 1940 Act, includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.
Revenues
We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our preferred equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind ("PIK") interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discount ("OID") and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses
We do not currently have any employees and do not expect to have any employees. Our day-to-day investment operations are managed by the Advisers pursuant to the terms of the Advisory Agreements, and services necessary for our business, including the origination and administration of our investment portfolio, are provided by individuals who are employees of the Administrator pursuant to the terms of the Administration Agreement and outside service providers pursuant to sub-administration agreements, including our sub-administration agreement with Harmonic Fund Services.
Compensation of the Aranda Adviser
Under the Aranda Advisory Agreement, we pay the Aranda Adviser fees for investment management services consisting of a base management fee (the “Aranda Base Management Fee”) and a performance fee (the “Aranda Performance Fee”). The Aranda Base Management Fees and Aranda Performance Fees that are payable under the Aranda Advisory Agreement for any partial period are appropriately prorated. The cost of both the Aranda Base Management Fee and Aranda Performance Fee is ultimately borne by the Unitholder.
The Aranda Base Management Fee in respect of the Aranda Assets is payable quarterly in advance at an annual rate of (1) 1.50% of the gross asset value of the Aranda Non-Seed Portfolio and the Aranda Seed Portfolio assets acquired after April 1, 2024, subject to certain exceptions (the Aranda Non-Seed Portfolio assets and such Aranda Seed Portfolio assets collectively, the “New Aranda Portfolio”) and excluding cash and cash equivalents, and (2) 1.25% of the gross asset value of the Aranda Seed Portfolio assets acquired prior to April 1, 2024, subject to certain exceptions (such assets, the “Legacy Aranda Portfolio”) and excluding cash and cash equivalents, both as of the first day of each fiscal quarter and payable at the beginning of such fiscal quarter. In addition, the Aranda Base Management Fee will include an amount equal to an annual rate of 1.0% of net invested capital in the OHA Assets, subject to certain step-downs.
The Aranda Performance Fee in respect of the Aranda Assets consists of two components—an investment income-based allocation (the “Aranda Investment Income Allocation”) and a capital gains-based allocation (the “Aranda Capital Gains Allocation”)—that are independent of each other, with the result that one component may be payable even if the other is not. In addition, the Aranda Performance Fee also includes an amount equal to 10.0% multiplied by the OHA Incentive Fee Base (as defined below), calculated annually. The “OHA Incentive Fee Base” is the difference between (x) the incentive fee payable to the OHA Adviser (as described below, the “Applicable OHA Incentive Fee”) divided by 10%, less (y) the Applicable OHA Incentive Fee.
Aranda Investment Income Allocation. The Aranda Investment Income Allocation is calculated and payable annually in arrears based on the Investment Income (as defined below) attributable to the Aranda Assets for the immediately preceding fiscal year, and is equal to zero unless the Investment Income for the fiscal year exceeds the product of 6% per annum times the average of our net asset value ("NAV") (including cash and cash equivalents), in each case attributable to the Aranda Assets, as of the last day of each quarter of the applicable fiscal year (the “Aranda Hurdle Amount”). Thereafter, if the Investment Income attributable to the Aranda Assets for the fiscal year exceeds the Aranda Hurdle Amount, the Aranda Investment Income Allocation is equal to the sum of the Investment Income Catch-Up and the Investment Income Remainder (each as defined below).
Although the Aranda Hurdle Amount is calculated on an aggregate basis across the New Aranda Portfolio and Legacy Aranda Portfolio, for purposes of the remainder of this discussion, the Aranda Hurdle Amount for any fiscal year will be apportioned between the New Aranda Portfolio and Legacy Aranda Portfolio assets pro rata based on their respective NAVs as of the commencement of such fiscal year.
“Investment Income,” which is calculated with respect to a given period and is calculated separately for the New Aranda Portfolio and Legacy Aranda Portfolio, means all interest (including the relevant portion of any amounts which constitute payment of both interest and principal), dividends, cash yield and other income (including accrued income with respect to OID, PIK interest or other accrued income and zero-coupon securities (collectively, “Constructive Income”)) received or realized (or, solely with respect to Constructive Income, accrued) by us and by any of our subsidiaries with respect to the Aranda Assets, but excludes any realized capital gains/losses and any capital appreciation or depreciation, and is calculated net of Aranda Base Management Fees actually used by the Aranda Adviser to satisfy expenses (but excluding amounts of any excess Aranda Base Management Fees) and all of our other expenses (other than those attributable to the OHA Assets, including amounts payable to the OHA Adviser pursuant to the OHA Advisory Agreement). Any such expenses which are not directly attributable to a given portfolio investment shall be apportioned between the New Aranda Portfolio and Legacy Aranda Portfolio pro rata based on their relative NAVs as of the commencement of the applicable period.

“Investment Income Catch-Up” means an amount, calculated separately for the New Aranda Portfolio and Legacy Aranda Portfolio, equal to the lesser of (x) the Investment Income of the New Aranda Portfolio or Legacy Aranda Portfolio (as applicable), less the Aranda Hurdle Amount applicable thereto, and (y) the remainder of (I) the applicable Aranda Hurdle Amount divided by the remainder of (A) one hundred percent (100%), less (B) the applicable Performance Fee Percentage (as defined below), less (II) the applicable Aranda Hurdle Amount.
“Investment Income Remainder” means an amount, calculated separately for the New Aranda Portfolio and Legacy Aranda Portfolio, equal to the product of (1) the remainder of (A) the Investment Income of the New Aranda Portfolio or Legacy Aranda Portfolio (as applicable) during the applicable fiscal year, less (B) the sum of the Aranda Hurdle Amount in respect of such assets plus the Investment Income Catch-Up in respect of such assets, multiplied by (2) the applicable Performance Fee Percentage in respect of such assets.
“Performance Fee Percentage” means (i) 15% with respect to the Legacy Aranda Portfolio and (ii) 17.5% with respect to the New Aranda Portfolio.
Aranda Capital Gains Allocation. The second component of the Aranda Performance Fee, the Aranda Capital Gains Allocation, is determined and payable in arrears as of the end of each fiscal year. The amount payable is calculated separately for the New Aranda Portfolio and Legacy Aranda Portfolio and is equal to the product of the applicable Performance Fee Percentage multiplied by our Capital Gains (as defined below), if any, for such assets for such fiscal year.
If, at the end of any fiscal year, the sum of our Capital Gains in respect of the New Aranda Portfolio plus our Capital Gains in respect of the Legacy Aranda Portfolio is a negative number (i.e., we have Capital Losses (as defined below) when combined across the two sets of assets), then (i) the aggregate amount of such Net Loss (as defined below) will be apportioned between the assets contained in the New Aranda Portfolio and the Legacy Aranda Portfolio pro rata based on their respective NAVs as of the commencement of such fiscal year; (ii) the Aranda Investment Income Allocation in respect of each such portfolio will be reduced by the allocable portion of such Net Loss, multiplied by the applicable Performance Fee Percentage (provided, however, that such reduction will not exceed 15% of the Aranda Investment Income Allocation which would have resulted in the absence of this clause (ii)); and (iii) the cost basis for the assets contained in the New Aranda Portfolio and Legacy Aranda Portfolio will be deemed adjusted downwards to reflect the operation of clause (ii) so that Capital Gains will be calculated using the lower deemed cost basis for all future fiscal years. For the avoidance of doubt, (x) any such Capital Loss in a fiscal year will not reduce the Aranda Performance Fee in any subsequent fiscal year and (y) any Capital Loss realized in any fiscal year shall first be taken into account in reducing the Aranda Capital Gains Allocation before reducing the Aranda Investment Income Allocation.
“Capital Gains” is calculated with respect to a given period and calculated separately for the assets contained in the New Aranda Portfolio and Legacy Aranda Portfolio, and means realized gains in respect of such assets during the period, less all realized losses in respect of such assets and unrealized losses in respect of such assets based on reductions in the value of such assets during such period, in each case by us and/or any of our subsidiaries; provided that, without duplication, any repayment of principal or return of capital with respect to a portfolio investment shall not be considered as Capital Gains until the cumulative amount of any such repayment of principal or return of capital in respect of such portfolio investment exceeds the original principal amount actually invested in such portfolio investment. For the avoidance of doubt, Capital Gains will not be calculated net of our expenses (including, for the avoidance of doubt, any Aranda Base Management Fees), as all of such expenses will be deducted from Investment Income. In the event of any unrealized loss in respect of a portfolio investment, or that any amounts above constitute a repayment of principal or return of capital of a portion of the capital invested into the applicable portfolio investment, the cost basis for such portfolio investment is deemed adjusted downwards to reflect such unrealized loss, repayment of principal or return of capital, as applicable, so that Capital Gains are calculated using the lower deemed cost basis for all future periods. The cost basis for a portfolio investment is deemed adjusted upwards to reflect any previously accrued Constructive Income that actually gave rise to an Aranda Investment Income Allocation; provided that, for the avoidance of doubt, such upward adjustment is not deemed to have been made in the event such Constructive Income did not actually give rise to an Investment Income Reallocation (as defined in the Aranda Advisory Agreement), in which case the amount of such Constructive Income is treated instead as realized gain (based on the original principal amount actually invested in such portfolio investment) upon a repayment of the portfolio investment, and provided that, for the further avoidance of doubt, any item of repayment of principal, return of capital or gain is not subject to both an Investment Income Reallocation and an Aranda Capital Gains Allocation. If Capital Gains is a negative number, it is referred to as a negative Capital Gain, or as a “Capital Loss.”

Compensation of the OHA Adviser
Under the terms of the OHA Advisory Agreement, we pay the OHA Adviser a base management fee (the “OHA Base Management Fee”) and incentive fees (the “OHA Incentive Fees”) for the OHA Assets (but excluding from the asset base for calculating both the OHA Base Management Fee and the OHA Incentive Fees any Additional Co-Investments allocated to us). The OHA Base Management Fee and OHA Incentive Fees that are payable under the OHA Advisory Agreement for any partial period are appropriately prorated. Under the terms of the OHA Advisory Agreement, the OHA Adviser does not receive any management fee or incentive fees (or other fees) for the Aranda Assets. The cost of both the OHA Base Management Fee and OHA Incentive Fees are ultimately borne by the Unitholder.
Under the terms of the OHA Advisory Agreement, we pay the OHA Adviser an OHA Base Management Fee for the OHA Assets quarterly in arrears at an annual rate of 1.25% (during Phase 1) and 1% (during Phase 2) of the fair market value attributable to the OHA Assets (but excluding Additional Co-Investments allocated to us, cash and cash equivalents) as of the beginning of the first business day of the quarter, as determined in accordance with GAAP, less the Deemed Leverage Assumption (as defined below).
Under the terms of the OHA Advisory Agreement, we pay OHA Incentive Fees for the OHA Assets (but excluding Additional Co-Investments allocated to us) as described below. During Phase 1 and Phase 2, the OHA Incentive Fee is an amount equal to (x) 10.0% of our Investment Income Returns (as defined below) in respect of the OHA Assets over a 6.0% annualized hurdle rate on the NAV of the OHA Assets, inclusive of deemed borrowing at a 1:1 debt-to-equity ratio in respect of the OHA Assets (as discussed below, the “Deemed Leverage Assumption”), payable quarterly in arrears, and (y) 10.0% of realized capital gains in respect of the OHA Assets, if any, net of realized capital losses and unrealized capital depreciation from inception, payable annually in arrears. During Phase 2, we will continue to pay the OHA Adviser the OHA Incentive Fees for deploying any remaining OHA Commitments and/or managing any existing OHA Assets until such time as all OHA Assets are disposed of.
For the avoidance of doubt, the OHA Assets may include assets purchased with borrowed amounts, which are deemed to be in a 1:1 debt-to-equity ratio with each OHA Originated Loan and reflect any allowances for loan losses or similar impairments that may be recognized under GAAP.
Incentive Fee Based on Income – OHA Adviser. The first part of the OHA Incentive Fee is based on income, whereby we pay the OHA Adviser quarterly in arrears 10.0% of our Investment Income Returns for the relevant calendar year subject to a 6.0% annualized hurdle rate on the average NAV of the OHA Assets, inclusive of deemed borrowing at a 1:1 debt-to-equity ratio (the “Hurdle Rate”). “Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayment premiums) accrued during the quarter with respect to OHA Assets, less the Deemed Cost of Leverage (as defined below), attributable to the OHA Assets during the quarter. The “Deemed Cost of Leverage” is the product of (i) an amount equal to the deemed borrowing resulting from the Deemed Leverage Assumption (ii) times (a) our weighted average cost of outstanding indebtedness during the applicable quarter or (b) if no indebtedness is outstanding during the quarter, the Secured Overnight Financing Rate (“SOFR”) + 2.00%. Investment Income Returns includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
We pay the OHA Adviser an incentive fee with respect to its Investment Income Returns as follows:
•no incentive fee based on Investment Income Returns in any calendar quarter in which its Investment Income Returns does not exceed the Hurdle Rate;
•100% of Investment Income Returns with respect to that portion of such Investment Income Returns, if any, that exceeds the Hurdle Rate but is less than 1.667% in any calendar quarter. This portion of the Investment Income Returns (which exceeds the Hurdle Rate but is less than 1.667% per quarter) is referred to as the “catch-up.” The “catch-up” is meant to provide the OHA Adviser with approximately 10.0% of our Investment Income Returns as if a Hurdle Rate did not apply if Investment Income Returns exceeds 1.667% in any calendar quarter; and
•10.0% of the Investment Income Returns, if any, that exceeds 1.667% in any calendar quarter, which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 10.0% per quarter (of all Investment Income Returns for such quarter) are paid to the OHA Adviser.

Incentive Fee Based on Capital Gains – OHA Adviser. The second component of the OHA Incentive Fee, the capital gains incentive fee, is payable annually in cash at the end of each calendar year in arrears. The amount payable is equal to 10.0% of cumulative realized capital gains with respect to the OHA Assets from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.
Each year, the fee paid to the OHA Adviser in respect of the capital gains incentive fee is computed net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation, because a capital gains incentive fee would be owed to the OHA Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the OHA Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
All investment professionals of the Advisers, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine compensation-related overhead expenses of personnel allocable to these services to us, are provided and paid for by the Advisers as they incur such expenses, and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions.
Pursuant to the Administration Agreement, we also reimburse the Administrator for the allocable portion of compensation, overhead (including rent, IT assistance, office equipment and utilities), and other expenses incurred by the Administrator in performing management and administrative services for us, including compensation paid by the Administrator or its affiliates to our Chief Financial Officer, Chief Compliance Officer and their respective teams (including any third-party staff leveraged by such personnel to perform services for us), investor relations personnel, operations personnel and other non-investment professionals who spend time on services for us (based on the percentage of time those individuals devote, on an reasonable estimated basis, to our business and affairs).
Pursuant to the Administration Agreement, the costs of the OHA personnel, overhead, or other expenses incurred by OHA or the OHA Adviser that are not attributable to third parties are subject to a cap of $375,000 per quarter for our operating expenses following the commencement of our operations. No expenses other than the OHA personnel, overhead, or other expenses incurred by OHA or the OHA Adviser that are not attributable to third parties will be subject to a cap. From time to time, the OHA Adviser, in its capacity as an investment adviser to us or in its capacity as the Administrator, or its affiliates may pay third-party providers of goods or services. We reimburse the OHA Adviser or such affiliates thereof for any such amounts paid on our behalf. From time to time, the OHA Adviser, in its capacity as an investment adviser or in its capacity as the Administrator, may defer or waive fees and/or rights to be reimbursed for expenses.
Leverage
The amount of leverage that we employ depends on the Advisers’ and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act and pursuant to approvals we obtained from our Unitholder at our organizational meeting, with certain limitations, we are allowed to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing.
In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets as collateral to financing facilities, including the JPM Credit Facility (as defined below).
Portfolio and Investment Activity
On January 2, 2026, immediately prior to our electing to be regulated as a BDC under the 1940 Act, we acquired the Seed Portfolio, which consisted of loans with an aggregate fair value of approximately $1,499.2 million to 53 borrowers (including undrawn commitments of revolving credit facilities and delayed draw term loans) and cash and other assets totaling $105.1 million.
As of March 31, 2026, based on fair value, our portfolio consisted of 90.7% first lien debt investments, 9.1% second lien debt investments, and 0.2% warrants.
As of March 31, 2026, we had investments in portfolio companies with an aggregate fair value of approximately $1,811.1 million.

Our investment activity for the period from January 2, 2026 (commencement of operations) through March 31, 2026 is presented below (information presented herein is at amortized cost unless otherwise indicated).

Period from January 2, 2026 (commencement of operations) through March 31, 2026

Total investments, beginning of period	$-
New investments purchased(1)	417,655,865
New investments acquired through in-kind contribution	1,491,980,173
Net accretion of discount on investments	16,221
Net realized gain (loss) on investments	58,416
Investments sold or repaid	(84,845,612)
Total investments, end of period	$1,824,865,063

Weighted average yield on debt and income producing investments, at amortized cost(2)	10.4%
Weighted average yield on debt and income producing investments, at fair value(2)	10.4%
Number of portfolio companies	50
Percentage of debt investments bearing a floating rate, at fair value	98.0%
Percentage of debt investments bearing a fixed rate, at fair value	2.0%
(1) Purchases include PIK interest, if applicable.
(2) Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on income producing securities, divided by (b) the total relevant investments at amortized cost or fair value, as applicable. Actual yields earned over the life of each investment could differ materially from the yields presented above.

As of March 31, 2026, our investments consisted of the following:

	March 31, 2026
Investments	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Loans	$1,652,462,304	$1,641,801,287	90.7%
Second Lien Loans	172,402,759	165,762,083	9.1%
Warrants	-	3,511,673	0.2%
Total Investments	$1,824,865,063	$1,811,075,043	100.0%

The industry composition of investments based on fair value as of March 31, 2026 was as follows:

Industry	% of Total Investments at Fair Value
Software	19.9%
Diversified Consumer Services	16.7%
Health Care Technology	13.6%
Machinery	10.8%
Professional Services	7.3%
Health Care Providers & Services	6.4%
IT Services	4.7%
Real Estate Management & Development	3.9%
Multi-Utilities	3.9%
Health Care Equipment & Supplies	3.8%
Automobile Components	3.4%
Insurance	1.9%
Commercial Services & Supplies	1.2%
Household Durables	0.6%
Financial Services	0.5%
Trading Companies & Distributors	0.5%
Consumer Staples Distribution & Retail	0.4%
Aerospace & Defense	0.2%
Building Products	0.2%
Chemicals	0.1%
Total	100.0%
The geographic composition of our investments based on fair value as of March 31, 2026 was as follows:

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,758,454,394	$1,744,475,564	96.3%	123.1%
United Kingdom	51,033,564	51,153,783	2.8%	3.6%
Bermuda	15,377,105	15,445,696	0.9%	1.1%
Total	$1,824,865,063	$1,811,075,043	100.0%	127.8%
Portfolio Asset Quality
Our Advisers have developed a risk rating methodology for a systematic approach to portfolio monitoring. The Company maintains a credit monitoring program designed to evaluate the quality of its debt investments on an ongoing basis. As part of this program, the Company assigns an internal risk rating to each investment based on a range of quantitative and qualitative factors. These factors include, but are not limited to, the portfolio company’s financial performance relative to expectations, liquidity position, leverage profile, covenant compliance, industry outlook, and overall market conditions.
The risk ratings are reviewed and updated on a quarterly basis by the Advisers' investment professionals and are subject to oversight by senior management and the Board of Directors.
The Company’s internal risk rating system is intended to provide an assessment of the probability of loss associated with each investment and does not reflect the fair value of such investments.

It is possible that the rating of a portfolio investment may change over time. For investments on the watchlist, the Advisers enhance its level of scrutiny over the monitoring of such portfolio company. As of March 31, 2026, the Company had three investments on the watchlist with a fair value of $209.2 million and a cost of $214.1 million.
Investment performance ratings are accurate only as of such date and may change due to subsequent development relating to a portfolio company's performance or financial condition, market conditions or developments, and other factors.
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
As of March 31, 2026, there were no loans placed on non-accrual status.
Results of Operations
The following table presents our operating results for the period from January 2, 2026 (commencement of operations) through March 31, 2026:

Operating Results	Period from January 2, 2026 (commencement of operations) through March 31, 2026
Total investment income	$36,075,574
Less: net expenses	14,597,633
Net investment income (loss)	21,477,941
Total net realized gains (losses) on investments	58,416
Net change in unrealized appreciation (depreciation) on investments	(21,007,600)
Net increase (decrease) in net assets resulting from operations	$528,757
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Total investment income consisted of interest income from investments, PIK income from investments, dividend income from investments, interest from cash and cash equivalents and fee income. During the period from January 2, 2026 (commencement of operations) through March 31, 2026, our total investment income was comprised of the following:

Investment income from non-controlled/non-affiliated investments:	Period from January 2, 2026 (commencement of operations) through March 31, 2026
Interest income	$34,291,370
Payment-in-kind interest income	1,707,203
Other income	77,001
Total investment income	$36,075,574
During the period from January 2, 2026 (commencement of operations) through March 31, 2026, total investment income was approximately $36.1 million. As of March 31, 2026, the size of our investment portfolio at fair value was approximately $1,811.1 million and the weighted average yield on debt and income producing investments at fair value was 10.4%.

Expenses
Operating expenses during the period from January 2, 2026 (commencement of operations) through March 31, 2026 were as follows:

Expenses	Period from January 2, 2026 (commencement of operations) through March 31, 2026
Management fees	$5,096,250
Income based incentive fee	3,958,219
Interest and financing fees	4,126,935
Professional fees	278,922
Directors fees	75,000
Other general & administrative expenses	1,062,307
Net expenses	$14,597,633
Management Fees
The Aranda Base Management Fee is payable quarterly in advance, and the OHA Base Management Fee is payable quarterly in arrears.
For the period from January 2, 2026 (commencement of operations) through March 31, 2026, we incurred Aranda Base Management Fees of $4.7 million.
For the period from January 2, 2026 (commencement of operations) through March 31, 2026, we incurred OHA Base Management Fees of $0.4 million.
Income Based Incentive Fees
For the period from January 2, 2026 (commencement of operations) through March 31, 2026, we incurred Aranda Performance Fees of $3.6 million.
For the period from January 2, 2026 (commencement of operations) through March 31, 2026, we incurred OHA Incentive Fees of $0.4 million.
Interest and Financing Fees
For the period from January 2, 2026 (commencement of operations) through March 31, 2026, interest and debt fee expenses were approximately $4.1 million, primarily due to $92.4 million of average borrowings under the JPM Credit Facility at a weighted average interest rate of 5.43%.
Other Expenses
Other general and administrative expenses include insurance, filing, research, our sub-administrator, and other costs.
Total other expenses were approximately $1.4 million for the period from January 2, 2026 (commencement of operations) through March 31, 2026. Total other expenses were primarily comprised of approximately $0.3 million of professional fees (including legal, audit, and tax) and approximately $1.1 million of other general and administrative expenses (including insurance, research, and other allocated costs) for the period from January 2, 2026 (commencement of operations) through March 31, 2026.
Under the terms of the Administration Agreement and Advisory Agreements, we reimburse the Administrator and Advisers, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Advisers may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Advisers for any services performed for us by such affiliate or third party.

Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.
Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year distributions from such income, we will accrue excise tax on estimated excess taxable income.
For the period from January 2, 2026 (commencement of operations) through March 31, 2026, we did not incur U.S. federal excise tax.
Net Realized Gain (Loss)
The following table summarizes our net realized gains (losses) for the period from January 2, 2026 (commencement of operations) through March 31, 2026:

Period from January 2, 2026 (commencement of operations) through March 31, 2026
Realized gains (losses) on non-controlled/non-affiliated investments	$58,416
Net realized gains (losses) on investments	$58,416
During the period from January 2, 2026 (commencement of operations) through March 31, 2026, we had net realized gains/(losses) of approximately $0.1 million, which were primarily due to net realized gains on non-controlled/non-affiliated investments of $0.1 million.
Net Change in Unrealized Appreciation (Depreciation) on Investments
The following table summarizes our net change in unrealized appreciation (depreciation) for the period from January 2, 2026 (commencement of operations) through March 31, 2026:

Period from January 2, 2026 (commencement of operations) through March 31, 2026
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	$(21,007,600)
Net change in unrealized appreciation (depreciation) on investments	$(21,007,600)
During the period from January 2, 2026 (commencement of operations) through March 31, 2026, we generated $21.0 million of net unrealized losses, which were primarily due to net unrealized losses on investments of $21.0 million driven by negative valuation adjustments.
Financial Condition, Liquidity and Capital Resources
Our liquidity and capital resources are generated primarily from the provision of capital from our Unitholder, proceeds from net borrowings on the JPM Credit Facility, cash flows from interest, dividends and fees earned from our investments and principal repayments. The primary uses of our cash are investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, our cost of operations (including paying our Advisers and Administrator or its affiliates), and cash distributions to the Unitholder.
As of March 31, 2026, we had approximately $187.2 million in cash, cash equivalents, and restricted cash. During the period from January 2, 2026 (commencement of operations) through March 31, 2026, we used approximately $(42.1)

million in cash from operating activities, primarily due to investment purchases of approximately $415.9 million, partially offset by sales and principal repayments of approximately $84.8 million and a net change in operating assets and liabilities of approximately $268.9 million. Cash provided by financing activities was approximately $229.3 million during the period, which was primarily the result of approximately $320.0 million from debt borrowings and cash provided from in-kind contribution of $84.4 million, partially offset by repayments of debt of $175.0 million.
Equity
On September 30, 2025, we issued 75,000,000 Units in the Private Offering to the Unitholder at a per Unit price of $0.001. During the period from January 2, 2026 (commencement of operations) through March 31, 2026, we did not issue additional Units.
During the period from January 2, 2026 (commencement of operations) through March 31, 2026, we received capital in-kind contributions of 1,416.6 million which increased the net asset value per unit by $18.89.
Borrowings
JPM Credit Facility
On September 30, 2025, the Affiliated Fund entered into a senior secured revolving credit agreement, as Borrower, with JPMorgan Chase Bank, N.A., which we acquired as part of the Formation Transactions (as amended, the “JPM Credit Agreement” or the “JPM Credit Facility”). JPMorgan Chase Bank, N.A. serves as administrative agent and U.S. Bank Trust Company, National Association services as collateral agent. The original facility amount under the JPM Credit Agreement is $750.0 million.
The JPM Credit Facility includes customary affirmative and negative covenants, including certain limitations on the occurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2026, we were in compliance with these covenants.
Borrowings under the JPM Credit Facility bear interest at SOFR plus 1.75%. We pay an unused commitment fee of 0.50% per annum, or, during the ramp-up period, 0.35% per annum. The "ramp-up period" means the period from the effective date to, but excluding, June 30, 2026. In addition, we pay a utilization fee of 1.4% per annum. The JPM Credit Facility will mature on September 30, 2030.
As of March 31, 2026, there was $320.0 million of borrowings outstanding under the JPM Credit Facility.
For the period from January 2, 2026 (commencement of operations) through March 31, 2026, the components of interest expense related to the JPM Credit Facility were as follows:

Period from January 2, 2026 (commencement of operations) through March 31, 2026
Interest expense related to the JPM Credit Facility	$1,228,591
Unused facility fee	562,333
Utilization fee	1,250,861
Amortization of deferred financing costs	333,066
Total interest and financing expenses on JPM Credit Facility	$3,374,851
For the period from January 2, 2026 (commencement of operations) through March 31, 2026, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the JPM Credit Facility was 5.43%.

As of March 31, 2026, we had an aggregate amount of $320.0 million of debt outstanding and our asset coverage ratio was 543%.

The following table shows our outstanding debt as of March 31, 2026:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
JPM Credit Facility(1)	$750,000,000	$320,000,000	$430,000,000	$320,000,000
Total	$750,000,000	$320,000,000	$430,000,000	$320,000,000
__________
(1)The amount available may be subject to limitations related to the borrowing base under the JPM Credit Facility, outstanding letters of credit issued and asset coverage requirements.
Promissory Note

On January 2, 2026, the Affiliated Fund entered into a promissory note agreement (the “Promissory Note”) with the Unitholder, pursuant to which the Affiliated Fund borrowed $100.0 million. The Promissory Note bore interest at a rate of 3.61% per annum, compounded quarterly. Interest expense was accrued using the effective interest method.

The entire outstanding principal amount, together with all accrued and unpaid interest and any other amounts due under the Promissory Note, was due and payable in full on January 2, 2027 (the “Maturity Date”). On March 18, 2026, the Promissory Note, together with interest of $0.8 million, was repaid in full. As of March 31, 2026, the outstanding principal balance under the Promissory Note was nil, and accrued interest amounted to nil.

Period from January 2, 2026 (commencement of operations) through March 31, 2026
Interest expense related to the Promissory Note	$752,084
Total interest and financing expenses on Promissory Note	$752,084
Distributions
Any distributions we make will be at the discretion of our Board, who will consider, among other things, our earnings, cash flow, capital needs and general financial condition, as well as our desire to comply with the RIC requirements, which generally require us to make aggregate annual distributions to our Unitholder of at least 90% of our net investment income. As a result, our distribution rates and payment frequency may vary from time to time and there is no assurance we will pay distributions in any particular amount, if at all.
The Company’s distributions are recorded on the record date. For the period from January 2, 2026 (commencement of operations) through March 31, 2026, the Company did not declare any distributions.
We intend to operate in a manner so as to continuously qualify as a RIC under subchapter M of the Code. To qualify for and maintain RIC tax treatment, among other things, we must distribute to holders of our Units in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In order to avoid the imposition of certain excise taxes imposed on RICs, we must distribute to holders of our Units in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) the sum of any net ordinary income plus capital gain net income for preceding years that were recognized but not distributed during such years and on which we paid no federal income tax.
The U.S. federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

Commitments and Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026, we had the following unfunded delayed draw term loans and revolvers:

Unfunded Par Amount as of
March 31, 2026
Unfunded delayed draw commitments	$33,401,865
Unfunded revolving commitments	60,663,834
Total unfunded commitments	$94,065,699
Our management believes we have sufficient liquidity available through drawdowns and borrowings under the JPM Credit Facility to provide capital pursuant to our outstanding unfunded commitments should the need arise.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2026, management was not aware of any pending or threatened litigation.
Recent Developments
Our management has evaluated subsequent events through the date of the financial statements included herein. Other than as disclosed below, there have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, the financial statements.
Critical Accounting Policies
The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.
Valuation of Investments
Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the OHA Adviser as our “valuation designee” to determine the valuation of our investments for which market quotations are not readily available. The OHA Adviser values the investments owned by us in accordance with our valuation policies and procedures, subject at all times to the oversight of the Board. The OHA Adviser determines the fair value of our investments for which market quotations are not readily available in accordance with the Financial Accounting Standards Board's Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.
Investments that are listed or traded on an exchange and are freely transferable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available are typically valued at such market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by us are valued on the basis of prices provided by principal market makers or primary market dealers. Generally, investments marked in this manner are marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the OHA Adviser utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at a price that reflects such security’s fair value, as determined in good faith by the OHA Adviser pursuant to procedures adopted by, and under the oversight of, the Board, based on, among other things, the input of the Advisers, the Audit Committee of the Board and independent valuation firms engaged at the direction of the Board to review our investments.
With respect to the valuation of investments for which market quotations are not readily available, the OHA Adviser undertakes a multi-step valuation process in connection with determining the fair value of its investments for which reliable market quotations are not readily available, which includes, among other procedures, the following:
•the valuation process begins with each investment being preliminarily valued by each Adviser's valuation team in consultation with the Advisers’ investment professionals responsible for each portfolio investment;
•generally, investments that constitute a material portion of our portfolio are periodically reviewed by independent valuation firms. The independent valuation firms provide a final range of values on such investments to the OHA Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•the OHA Adviser’s valuation committee with respect to us (the “Valuation Committee”) reviews each valuation recommendation to confirm they have been calculated in accordance with our valuation policy and when applicable, compares such valuations to the independent valuation firms’ valuation ranges to ensure the Advisers’ valuations are reasonable;
•the Valuation Committee then determines fair value marks for each of our portfolio investments; and
•the Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.
As part of the valuation process, the OHA Adviser takes into account relevant factors in determining the fair value of our investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant: the estimated enterprise value of a portfolio company, analysis of discounted cash flows, publicly traded comparable companies and comparable transactions; the nature and realizable value of any collateral; the portfolio company’s ability to make payments based on its earnings and cash flow; the markets in which the portfolio company does business; and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the OHA Adviser uses the pricing indicated by the external event to corroborate and/or assist in valuation.
We have and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and we and the OHA Adviser may reasonably rely on that assistance. However, the OHA Adviser is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy, the Board’s oversight and a consistently applied valuation process.
The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date.
The fair value hierarchy under ASC 820 prioritizes the inputs to valuation methodology used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:
•Level 1: Inputs to the valuation methodology that reflect unadjusted quoted prices available in active markets for identical assets or liabilities as of the reporting date.
•Level 2: Inputs to the valuation methodology other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date.
•Level 3: Inputs to the valuation methodology are unobservable and significant to overall fair value measurement.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The OHA Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
Our accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the financial statements. The SEC adopted Rule 2a-5 under the 1940 Act. This establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We are in compliance with Rule 2a-5's valuation requirements.
Revenue Recognition
We record interest income on an accrual basis to the extent that we expect to collect such amounts. Certain investments may have contractual PIK interest. PIK interest represents accrued interest that is added to the principal amount or liquidation amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. OID, market discounts or premiums are accreted or amortized over the life of the respective security using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income.
Dividend income on preferred equity securities may be recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities may be recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the period from January 2, 2026 (commencement of operations) through March 31, 2026, we did not earn any dividend income.
U.S. Federal Income Taxes
We intend to elect to be treated, and intend to qualify annually thereafter, to be subject to tax as a RIC under subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders. To qualify as a RIC, we must, among other things, maintain an election under the 1940 Act to be regulated as a BDC, meet specified source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes generally of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and is determined without regard to any deduction for dividends paid.

Item 3.Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including valuation risk and interest rate risk. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy, including inflationary pressures and the uncertainty with respect to new tariffs and trade policies; overall market changes, including an increase in market volatility and interest rate volatility; geopolitical conditions; legislative reform; and general political, social or economic instability.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and therefore, we will value these investments at fair value as determined in good faith by the OHA Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, based on, among other things, the input of independent third-party valuation firm(s) retained by the Company, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rate Risk
We are subject to interest rate risk and sensitivity. Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We may fund portions of our investments with borrowings on a short-term basis, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure holders of our Units that a significant change in market interest rates will not have a material adverse effect on our net investment income.
As of March 31, 2026, 98.0% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Change in
Basis point change	Interest Income(1)	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$55,204,837	$(9,600,000)	$45,604,837
Up 200 basis points	36,803,224	(6,400,000)	30,403,224
Up 100 basis points	18,401,612	(3,200,000)	15,201,612
Down 100 basis points	(18,401,612)	3,200,000	(15,201,612)
Down 200 basis points	(36,060,502)	6,400,000	(29,660,502)
Down 300 basis points	(51,091,692)	9,600,000	(41,491,692)
________________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial

Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.OTHER INFORMATION
Item 1.Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
Item 1A.    Risk Factors
You should carefully consider the risks referenced below and all other information contained in this Quarterly Report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto. For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in "Item 1A. Risk Factors" in our registration statement on Form 10 filed with the SEC on January 2, 2026, as amended on February 3, 2026, which is accessible on the SEC's website at www.sec.gov. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
We are subject to risks associated with our investments in the software industry.
As of March 31, 2026, 19.9% of our investments as a percentage of fair value were invested in the software industry, and a downturn in that industry could significantly impact the aggregate returns we realize on such investments. Portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosure
Not applicable.

Item 5.Other Information
(a)    None.
(b)    None.
(c)    During the period covered by this Quarterly Report on Form 10-Q, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”
Item 6.Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10-12G (File No. 000-56809) filed on January 2, 2026)
10.1
Investment Advisory Agreement, dated January 2, 2026, by and between the Company and OHA Private Credit Advisors II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10-12G (File No. 000-56809) filed on January 2, 2026)

10.2
Investment Advisory Agreement, dated January 2, 2026, by and between the Company and CHS (US) Management LLC (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10-12G (File No. 000-56809) filed on January 2, 2026)

10.3
Administration Agreement, dated January 2, 2026, by and between the Company and OHA Private Credit Advisors II, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10-12G (File No. 000-56809) filed on January 2, 2026)

10.4
Sub-Administration Agreement, dated January 2, 2026, by and between the Company and Harmonic Fund Services (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10-12G (File No. 000-56809) filed on January 2, 2026)

10.5
Custody Agreement, dated January 2, 2026, by and between the Company and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10-12G (File No. 000-56809) filed on January 2, 2026)

10.6
Contribution Agreement, dated January 2, 2026, by and between the Company and CHS US Investments, LLC (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10-12G (File No. 000-56809) filed on January 2, 2026)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APS BDC, LLC

Date: May 14, 2026	By:	/s/ Eric Muller
Name: Eric Muller Title: Principal Executive Officer

Date: May 14, 2026	By:	/s/ Amaka Dike
Name: Amaka Dike Title: Principal Financial Officer