Form 10-Q
period 2026-06-30
APS BDC, LLC
filed 2026-08-11
CIK 2083477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The issuer had 75,000,000 Units of Limited Liability Company Interests, $0.001 par value per unit, outstanding as of August 10, 2026.

APS BDC, LLC
Form 10-Q for the Quarter Ended June 30, 2026

		Page
PART I.	FINANCIAL INFORMATION	3
Item 1.	Consolidated Financial Statements	3
	Consolidated Statement of Assets and Liabilities as of June 30, 2026 (Unaudited)	3
	Consolidated Statements of Operations for the Three Months Ended June 30, 2026 and the Period from January 2, 2026 (Commencement of Operations) through June 30, 2026 (Unaudited)	4
	Consolidated Statements of Changes in Net Assets for Three Months Ended June 30, 2026 and the Period from January 2, 2026 (Commencement of Operations) through June 30, 2026 (Unaudited)	5
	Consolidated Statement of Cash Flows for the Period from January 2, 2026 (Commencement of Operations) through June 30, 2026 (Unaudited)	6
	Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)	8
	Notes to Consolidated Financial Statements (Unaudited)	16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	55
Item 4.	Controls and Procedures	55

PART II.	OTHER INFORMATION	56
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	56
Item 4.	Mine Safety Disclosure	56
Item 5.	Other Information	57
Item 6.	Exhibits	57

	SIGNATURES	58

PART I.FINANCIAL INFORMATION
Item 1.Consolidated Financial Statements
APS BDC, LLC
Consolidated Statement of Assets and Liabilities
(in thousands, except unit and per unit amounts)

As of
June 30, 2026
(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $2,102,083)	$2,071,054
Cash, cash equivalents and restricted cash	81,252
Interest receivable	14,941
Deferred financing costs	7,427
Total assets	$2,174,674

Liabilities
Revolving credit facility payable	$583,500
Interest and financing fees payable	6,998
Unsettled trades payable	134,645
Management fees payable	6,877
Incentive fees payable	10,809
Due to affiliates	630
Accounts payable and accrued expenses	1,881
Total liabilities	$745,340

Commitments and contingencies (Note 8)
Net Assets:
Units of limited liability company interests, $0.001 par value, unlimited units authorized, 75,000,000 units issued and outstanding at June 30, 2026	$75
Additional paid-in capital	1,416,625
Distributable earnings (accumulated losses)	12,634
Total net assets	$1,429,334
Total liabilities and net assets	$2,174,674
Net asset value per unit	$19.06
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APS BDC, LLC
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2026	Period from January 2, 2026 (commencement of operations) through June 30, 2026
Investment income from non-controlled/non-affiliated investments:
Interest income	$48,378	$82,669
Payment-in-kind interest income	1,832	3,539
Other income	1,372	1,449
Total investment income	$51,582	$87,657

Operating expenses
Management fees	$6,420	$11,516
Income based incentive fee	6,851	10,809
Interest and financing fees	7,683	11,810
Professional fees	496	775
Directors fees	38	113
Other general & administrative expenses	750	1,812
Total operating expenses	22,238	36,835
Net investment income (loss)	$29,344	$50,822
Net realized gains (losses) and unrealized appreciation (depreciation) on investments:
Net realized gains (losses):
Non-controlled/non-affiliated investments	$-	$58
Total net realized gains (losses)	-	$58
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(17,239)	$(38,246)
Total net change in unrealized appreciation (depreciation)	$(17,239)	$(38,246)
Net increase (decrease) in net assets resulting from operations	$12,105	$12,634
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APS BDC, LLC
Consolidated Statements of Changes in Net Assets
(in thousands, except unit and per unit amounts)
(Unaudited)

	Three Months Ended June 30, 2026	Period from January 2, 2026 (commencement of operations) through June 30, 2026
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$29,344	$50,822
Total net realized gains (losses)	-	58
Total net change in unrealized appreciation (depreciation)	(17,239)	(38,246)
Net increase (decrease) in net assets resulting from operations	12,105	12,634

Increase in net assets resulting from capital transactions:
Proceeds from in-kind contributions	-	1,416,625
Net increase in net assets resulting from capital transactions	-	1,416,625

Total increase in net assets	12,105	1,429,259
Net assets, beginning of period	1,417,229	75
Net assets, end of period	$1,429,334	$1,429,334
Net asset value per unit	$19.06	$19.06
Units of limited liability company interests outstanding at the end of the period	75,000,000	75,000,000
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APS BDC, LLC
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

Period from January 2, 2026 (commencement of operations) through June 30, 2026
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$12,634
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	38,246
Net realized (gains) losses on investments	(58)
Net amortization and accretion of premiums and discounts	(4,287)
Purchases of investments	(700,730)
Proceeds from sale of investments and principal repayments	97,865
Payment-in-kind interest	(2,893)
Amortization of deferred financing costs	660
Changes in operating assets and liabilities:(1)
Interest receivable	(3,437)
Unsettled trades receivable	2,903
Prepaid expenses and other assets	197
Interest and financing fees payable	4,745
Management fees payable	6,877
Incentive fees payable	10,809
Due to affiliates	(5,654)
Unsettled trades payable	131,823
Accounts payable and accrued expenses	572
Net cash provided by (used in) operating activities	$(409,728)

Cash flows from financing activities
Borrowings under revolving credit facility	$583,500
Payments on revolving credit facility	(75,000)
Repayment of promissory note	(100,000)
Deferred financing costs	(2,004)
Cash from in-kind contribution	84,409
Net cash provided by (used in) financing activities	$490,905

Net increase (decrease) in cash, cash equivalents and restricted cash	$81,177
Cash, cash equivalents and restricted cash, beginning of period	75
Cash, cash equivalents and restricted cash, end of period	$81,252

Supplemental disclosure of cash flow information:
Interest paid during the period	$6,406
Components of in-kind contributions:
Cash	$84,409
Non-cash assets
Investments, at fair value	$1,499,198
Interest receivable	11,503
Unsettled trades receivable	2,903
Deferred financing costs	6,083
Prepaid expenses and other assets	197
Total non-cash assets	$1,519,884
Liabilities
Revolving credit facility payable	$75,000
Promissory note payable	100,000
Interest and financing fees payable	2,253
Unsettled trades payable	2,821
Due to affiliates	6,285
Accounts payable and accrued expenses	1,309
Total liabilities	$187,668

Total net assets	$1,416,625
(1)     The below activity is based on the change between the in-kind contributions on January 2, 2026 and June 30, 2026 balances.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APS BDC, LLC
Consolidated Schedule of Investments
As of June 30, 2026
(in thousands)
(Unaudited)

Portfolio Company(1)	Footnotes	Holding Company	Reference Rate	Spread		Interest Rate(2)	Maturity Date	Par Amount/Units	Cost(3)	Fair Value	% of Net Assets
First Lien Debt
Aerospace & Defense
Evergreen IX Borrower 2023, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.48%	9/30/30	1,713	$1,713	$1,713	0.12%
Saturn Sound Bidco Limited	(4) (5) (6) (7) (9)	CHS BDC 2 LLC	SOFR +	5.25%		8.86%	12/3/31	349	(3)	(2)	0.00%
Saturn Sound Bidco Limited	(4) (5) (7) (9)	CHS BDC 2 LLC	SOFR +	5.25%		8.86%	12/3/31	1,918	1,902	1,906	0.13%
									3,612	3,617	0.25%
Automobile Components
Quality Collision Group LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.14%	3/30/33	4,125	(61)	(31)	0.00%
Quality Collision Group LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.14%	3/30/33	1,375	(20)	(10)	0.00%
Quality Collision Group LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.14%	3/30/33	16,500	16,262	16,376	1.15%
Wheels Bidco, Inc	(4) (5) (7)	APS CW SPV LLC	SOFR +	5.25%		8.91%	10/31/31	25,000	24,919	25,000	1.75%
Wheels Bidco, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.91%	10/31/31	19,416	19,251	19,416	1.36%
									60,351	60,751	4.26%
Building Products
NRO Holdings III Corp	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.87%	7/15/31	694	494	497	0.03%
NRO Holdings III Corp	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.93%	7/15/30	469	389	386	0.03%
NRO Holdings III Corp	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.94%	7/15/31	2,190	2,180	2,179	0.15%
									3,063	3,062	0.21%
Chemicals
ASP Meteor Acquisition Co LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.48%	9/1/29	1,714	1,714	1,714	0.12%
ASP Meteor Acquisition Co LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.48%	9/1/29	270	270	270	0.02%
									1,984	1,984	0.14%
Commercial Services & Supplies
Jensen Hughes, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.43%	9/1/31	420	(4)	(2)	0.00%
Jensen Hughes, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.43%	9/1/31	721	(6)	(4)	0.00%
Jensen Hughes, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.43%	9/1/31	1,800	328	336	0.02%
Jensen Hughes, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.43%	9/1/31	6,342	6,289	6,311	0.44%
KAWP Acquisition, Inc	(5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.90%	12/22/32	1,473	379	377	0.03%
KAWP Acquisition, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.91%	(3.28% PIK)	9.56%	12/22/32	9,353	9,285	9,283	0.65%
STV Group, Incorporated	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.39%	3/20/30	1,267	-	-	0.00%
STV Group, Incorporated	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.39%	3/20/31	905	-	-	0.00%
STV Group, Incorporated	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.39%	3/20/31	7,096	7,087	7,096	0.50%
TEI Intermediate LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.39%	12/15/31	2,269	1,608	1,619	0.11%
TEI Intermediate LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.42%	12/15/31	964	116	117	0.01%
TEI Intermediate LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%	(2.88% PIK)	8.98%	12/15/31	7,245	7,215	7,227	0.51%
									32,297	32,360	2.27%
Consumer Staples Distribution & Retail
PT Intermediate Holdings III, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.48%	4/9/30	8,130	8,066	8,130	0.57%

Portfolio Company(1)	Footnotes	Holding Company	Reference Rate	Spread		Interest Rate(2)	Maturity Date	Par Amount/Units	Cost(3)	Fair Value	% of Net Assets
									8,066	8,130	0.57%
Diversified Consumer Services
Cambium Learning Group, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.26%	7/20/28	56,284	56,193	54,173	3.79%
Denali Intermediate Holdings, Inc	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	5.50%		9.12%	8/26/32	10,180	1,643	1,629	0.11%
Denali Intermediate Holdings, Inc	(4) (5) (7)	APS CW SPV LLC	SOFR +	5.50%		9.15%	8/26/32	101,292	98,920	99,267	6.94%
Denali Intermediate Holdings, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.12%	8/26/32	2,727	479	436	0.03%
Denali Intermediate Holdings, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.15%	8/26/32	146,536	145,257	143,606	10.05%
									302,492	299,111	20.92%
Diversified Financial Services
Minotaur Acquisition, Inc	(5) (6) (7)	APS CW SPV LLC	SOFR +	5.00%		8.64%	5/10/30	6,147	(15)	(15)	0.00%
Minotaur Acquisition, Inc	(4) (5) (7)	APS CW SPV LLC	SOFR +	5.00%		8.64%	5/10/30	15,477	15,440	15,440	1.08%
Minotaur Acquisition, Inc	(4) (5) (7)	APS CW SPV LLC	SOFR +	5.00%		8.64%	5/10/30	58,732	58,591	58,591	4.10%
Minotaur Acquisition, Inc	(4) (5) (7)	APS CW SPV LLC	SOFR +	5.00%		8.64%	5/10/30	9,967	9,943	9,943	0.70%
Minotaur Acquisition, Inc	(4) (5) (7)	APS CW SPV LLC	SOFR +	5.00%		8.64%	5/10/30	9,364	9,341	9,341	0.65%
									93,300	93,300	6.53%
Financial Services
Cliffwater LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.50%		8.14%	4/22/32	794	(3)	(2)	0.00%
Cliffwater LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.50%		8.14%	4/22/32	4,659	4,639	4,648	0.33%
GC Waves Holdings, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.50%		8.14%	10/4/30	3,831	3,810	3,821	0.27%
GC Waves Holdings, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.50%		8.14%	10/4/30	1,444	1,438	1,441	0.10%
									9,884	9,908	0.70%
Health Care Equipment & Supplies
BVI Medical, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.67%	3/5/32	2,917	2,180	1,742	0.12%
BVI Medical, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.61%	3/5/32	5,417	789	(33)	0.00%
BVI Medical, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.25%	(5.00% PIK)	9.91%	3/7/32	70,653	70,105	59,348	4.15%
									73,074	61,057	4.27%
Health Care Providers & Services
Blazing Star Shields Direct Parent, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.67%	8/28/30	4,044	(35)	-	0.00%
Blazing Star Shields Direct Parent, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.67%	8/28/30	100,199	98,680	100,199	7.01%
Coding Solutions Acquisition, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.64%	8/7/31	263	(2)	(3)	0.00%
Coding Solutions Acquisition, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.64%	8/7/31	592	(5)	(6)	0.00%
Coding Solutions Acquisition, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.64%	8/7/31	6,796	6,735	6,728	0.47%
Mountain Parent, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.42%	6/27/31	631	(3)	(3)	0.00%
Mountain Parent, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.42%	6/27/31	590	585	587	0.04%
Mountain Parent, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.48%	6/27/31	5,695	5,671	5,667	0.40%
NextGen Healthcare, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.89%	11/12/29	512	(2)	(3)	0.00%
NextGen Healthcare, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.89%	11/12/30	5,201	5,181	5,175	0.36%
									116,805	118,341	8.28%
Health Care Technology
Gainwell Acquisition Corp	(4) (7)	APS CW SPV LLC	SOFR +	4.00%		7.83%	10/1/27	99,474	96,451	98,148	6.87%
Gainwell Acquisition Corp	(4) (7)	CHS BDC 2 LLC	SOFR +	4.00%		7.83%	10/1/27	38,473	37,992	37,960	2.66%
Greenway Health, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.75%		10.60%	4/2/29	14,861	14,861	14,861	1.04%
Mercury Merger Sub 1 LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.48%	12/17/29	4,550	4,550	4,550	0.32%
									153,854	155,519	10.89%

Portfolio Company(1)	Footnotes	Holding Company	Reference Rate	Spread		Interest Rate(2)	Maturity Date	Par Amount/Units	Cost(3)	Fair Value	% of Net Assets
Hotels, Restaurants & Leisure
AVSC Holding Corp.	(4) (5) (8)	CHS BDC 2 LLC	SOFR +	5.00%		8.64%	12/5/31	135,103	132,928	132,928	9.30%
AVSC Holding Corp.	(4) (5) (6) (8)	APS BDC, LLC	SOFR +	5.00%		8.62%	12/5/29	14,555	1,537	1,537	0.11%
									134,465	134,465	9.41%
Household Durables
Poly-Wood LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.88%		8.52%	3/20/30	1,801	(4)	(9)	0.00%
Poly-Wood LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.88%		8.52%	3/20/30	9,390	9,353	9,343	0.65%
									9,349	9,334	0.65%
Insurance
Integrity Marketing Acquisition, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.67%	8/25/28	5,595	5,595	5,595	0.39%
Mai Capital Management Intermediate LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.48%	8/29/31	675	-	-	0.00%
Mai Capital Management Intermediate LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.48%	8/29/31	1,259	1,250	1,259	0.09%
Mai Capital Management Intermediate LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.48%	8/29/31	2,142	2,133	2,142	0.15%
Shelf Bidco Ltd.	(4) (5) (7) (9)	CHS BDC 2 LLC	SOFR +	4.75%		8.43%	8/21/31	15,407	15,341	15,407	1.08%
THG Acquisition, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.39%	10/31/31	1,190	874	876	0.06%
THG Acquisition, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.39%	10/31/31	598	143	144	0.01%
THG Acquisition, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.39%	10/31/31	5,294	5,263	5,267	0.37%
									30,599	30,690	2.15%
IT Services
DigiCert Inc	(5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.39%	7/30/30	6,226	(62)	(202)	0.00%
DigiCert Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.39%	7/10/30	88,183	87,227	85,317	5.96%
									87,165	85,115	5.96%
Machinery
AI Titan Parent, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.50%		8.11%	8/29/31	738	(3)	(2)	0.00%
AI Titan Parent, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.50%		8.11%	8/29/31	1,181	260	263	0.02%
AI Titan Parent, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.50%		8.14%	8/29/31	5,907	5,882	5,892	0.41%
Mammoth Holdings, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	PRIME +	5.00%		11.75%	11/15/29	848	22	-	0.00%
Mammoth Holdings, LLC	(4) (5)	CHS BDC 2 LLC	SOFR +	6.00%		9.68%	11/15/30	1,663	1,650	1,614	0.11%
Mammoth Holdings, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.73%	11/15/30	6,618	6,564	6,420	0.45%
NCWS Intermediate, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.91%	12/31/29	1,734	568	485	0.03%
NCWS Intermediate, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	7.50%	(2.25% PIK)	11.16%	12/31/29	15,259	14,702	14,152	0.99%
NCWS Intermediate, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	7.50%	(2.25% PIK)	11.16%	12/31/29	120	115	111	0.01%
Shape Technologies Group, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	7.25%	(3.00% PIK)	10.89%	9/6/30	89,412	86,539	87,400	6.11%
Truck-Lite Co, LLC	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	4.75%		8.41%	2/13/31	5,333	-	(27)	0.00%
Truck-Lite Co, LLC	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	4.75%		8.41%	2/13/32	5,333	-	(27)	0.00%
Truck-Lite Co, LLC	(4) (5) (7)	APS CW SPV LLC	SOFR +	4.75%		8.43%	2/13/32	1,112	1,112	1,106	0.08%
Truck-Lite Co, LLC	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	4.75%		8.42%	2/13/32	10,713	4,155	4,175	0.29%
Truck-Lite Co, LLC	(4) (5) (7)	APS CW SPV LLC	SOFR +	4.75%		8.41%	2/13/32	51,592	51,592	51,334	3.59%
Truck-Lite Co, LLC	(4) (5) (7)	APS CW SPV LLC	SOFR +	4.75%		8.41%	2/13/32	1,106	1,106	1,100	0.08%
Truck-Lite Co, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.41%	2/13/31	2,316	(9)	(12)	0.00%
Truck-Lite Co, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.43%	2/13/32	483	481	480	0.03%
Truck-Lite Co, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.41%	2/13/32	22,409	22,313	22,297	1.56%
									197,049	196,761	13.76%

Portfolio Company(1)	Footnotes	Holding Company	Reference Rate	Spread		Interest Rate(2)	Maturity Date	Par Amount/Units	Cost(3)	Fair Value	% of Net Assets
Multi-Utilities
USIC Holdings, Inc	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	5.25%		8.92%	9/10/31	8,181	7,243	7,299	0.51%
USIC Holdings, Inc	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	5.50%		9.17%	9/10/31	3,761	2,974	3,011	0.21%
USIC Holdings, Inc	(4) (5) (7)	APS CW SPV LLC	SOFR +	5.50%		9.17%	9/10/31	63,318	62,381	63,001	4.41%
USIC Holdings, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.92%	9/10/31	2,454	2,197	2,190	0.15%
USIC Holdings, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.17%	9/10/31	1,128	904	903	0.06%
USIC Holdings, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.17%	9/10/31	18,993	18,913	18,898	1.32%
									94,612	95,302	6.66%
Professional Services
Baker Tilly Advisory Group, LP	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.39%	6/3/30	2,794	-	-	0.00%
Baker Tilly Advisory Group, LP	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.39%	6/3/31	15,051	15,051	15,051	1.05%
GI Apple Intermediate Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.75%		10.39%	4/19/30	1,859	1,852	1,859	0.13%
LOCI Bidco Limited	(5) (7) (9)	CHS BDC 2 LLC	SOFR +	4.98%		8.64%	5/14/31	50,000	49,178	48,250	3.38%
Navex Topco, Inc	(4) (5) (7)	APS CW SPV LLC	SOFR +	5.00%		8.64%	10/14/32	58,102	57,836	57,957	4.05%
Navex Topco, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.64%	10/14/31	503	(1)	(1)	0.00%
Navex Topco, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.64%	10/14/32	5,597	5,584	5,583	0.39%
Rimkus Consulting Group, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.93%	4/1/30	679	167	163	0.01%
Rimkus Consulting Group, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.93%	4/1/31	343	341	339	0.02%
Rimkus Consulting Group, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.93%	4/1/31	4,987	4,966	4,937	0.35%
									134,974	134,138	9.38%
Real Estate Management & Development
Associations, Inc.	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	6.50%		10.42%	7/3/28	1,835	(5)	-	0.00%
Associations, Inc.	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	6.50%		10.42%	7/3/28	2,276	1,185	1,199	0.08%
Associations, Inc.	(4) (5) (7)	APS CW SPV LLC	SOFR +	6.50%		10.42%	7/3/28	29,033	28,864	29,033	2.03%
Associations, Inc.	(4) (5) (7)	APS CW SPV LLC	SOFR +	6.50%		10.42%	7/2/28	2,979	2,961	2,979	0.21%
Associations, Inc.	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	6.50%		10.42%	7/2/28	281	37	39	0.00%
Associations, Inc.	(4) (5) (7)	APS CW SPV LLC	SOFR +	6.50%		10.44%	7/2/28	3,335	3,315	3,335	0.23%
Associations, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.50%		10.42%	7/3/28	87	-	-	0.00%
Associations, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.50%		10.42%	7/3/28	107	57	56	0.00%
Associations, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.50%		10.42%	7/3/28	1,371	1,371	1,371	0.10%
									37,785	38,012	2.65%
Software
CF Newco, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.67%	12/10/29	6,500	2,218	2,129	0.15%
CF Newco, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.67%	12/10/29	39,905	39,834	39,007	2.73%
CF Newco, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.25%		9.92%	12/10/29	25,610	25,370	25,034	1.75%
Everbridge Holdings, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.68%	7/2/31	1,277	-	-	0.00%
Everbridge Holdings, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.68%	7/2/31	3,174	1,233	1,233	0.09%
Everbridge Holdings, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.68%	7/2/31	12,581	12,581	12,581	0.88%
GovDelivery Holdings, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	PRIME +	4.25%		11.00%	1/17/31	470	38	38	0.00%
GovDelivery Holdings, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%	(2.25% PIK)	8.91%	1/17/31	507	507	507	0.04%
GovDelivery Holdings, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.75%	(2.25% PIK)	9.41%	1/17/31	3,422	3,422	3,422	0.24%
Hyland Software, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.39%	9/19/29	764	(2)	-	0.00%
Hyland Software, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.39%	9/19/30	15,721	15,670	15,720	1.10%
PDI TA Holdings, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.16%	2/3/31	659	642	629	0.04%

Portfolio Company(1)	Footnotes	Holding Company	Reference Rate	Spread		Interest Rate(2)	Maturity Date	Par Amount/Units	Cost(3)	Fair Value	% of Net Assets
PDI TA Holdings, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.00%	(2.50% PIK)	9.66%	2/3/31	7,921	7,728	7,565	0.53%
Polaris Newco LLC	(4) (7)	APS CW SPV LLC	SOFR +	4.00%		7.93%	6/2/28	149,217	133,898	130,059	9.10%
Starlight Parent, LLC	(7)	APS CW SPV LLC	SOFR +	4.00%		7.67%	4/16/32	99,499	92,813	83,579	5.85%
									335,952	321,503	22.50%
Trading Companies & Distributors
BCPE HIPH Parent, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.39%	10/7/30	2,074	2,062	2,074	0.15%
BCPE HIPH Parent, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.39%	10/7/30	2,287	2,273	2,287	0.16%
FloWorks International LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.41%	11/26/31	476	472	474	0.03%
FloWorks International LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.41%	11/26/31	3,770	3,754	3,751	0.26%
									8,561	8,586	0.60%
First Lien Debt Total									$1,929,293	$1,901,046	133.01%
Second Lien Debt
Health Care Technology
Gainwell Acquisition Corp	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	8.00%		11.77%	10/2/28	3,500	3,394	3,430	0.24%
Gainwell Acquisition Corp	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	8.00%		11.77%	10/2/28	93,000	90,183	91,140	6.38%
									93,577	94,570	6.62%
Real Estate Management & Development
OD Intermediate Subi Holdco II LLC	(5)	CHS BDC 2 LLC		12.50%		12.50%	2/25/29	33,333	33,220	33,333	2.33%
									33,220	33,333	2.33%
Software
Starlight Parent, LLC	(5) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.67%	4/18/33	47,500	45,993	38,594	2.70%
									45,993	38,594	2.70%
Second Lien Debt Total									$172,790	$166,497	11.65%
Warrants
Insurance
MHH Healthcare, L.P.	(5)	CHS BDC 2 LLC						4,682	-	3,511	0.25%
									-	3,511	0.25%
Warrants Total									$-	$3,511	0.25%
Total Investments - non-controlled/non-affiliated									$2,102,083	$2,071,054	144.91%

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
(5)    Investment valued using unobservable inputs (Level 3). See "Note 5. Fair Value of Investments" provided with these Consolidated Financial Statements for more information.
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

Portfolio Company	Holding Company	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AI Titan Parent, Inc.	CHS BDC 2 LLC	Delayed Draw Term Loan	9/30/26	$916	$(2)
AI Titan Parent, Inc.	CHS BDC 2 LLC	Revolver	8/29/31	738	(2)
Associations, Inc.	CHS BDC 2 LLC	Delayed Draw Term Loan	7/2/28	51	-
Associations, Inc.	APS CW SPV LLC	Delayed Draw Term Loan	7/2/28	1,077	-
Associations, Inc.	APS CW SPV LLC	Delayed Draw Term Loan	7/2/28	242	-
Associations, Inc.	APS CW SPV LLC	Revolver	7/3/28	1,835	-
Associations, Inc.	CHS BDC 2 LLC	Revolver	7/3/28	87	-
AVSC Holding Corp.	APS BDC, LLC	Revolver	12/5/29	12,810	(184)
Baker Tilly Advisory Group, LP	CHS BDC 2 LLC	Revolver	6/3/30	2,794	-
Blazing Star Shields Direct Parent, LLC	CHS BDC 2 LLC	Revolver	8/28/30	4,044	-
BVI Medical, Inc.	CHS BDC 2 LLC	Delayed Draw Term Loan	9/7/27	708	(113)
BVI Medical, Inc.	CHS BDC 2 LLC	Revolver	3/7/32	4,583	(733)
CF Newco, Inc	CHS BDC 2 LLC	Revolver	12/10/29	4,225	(95)
Cliffwater LLC	CHS BDC 2 LLC	Revolver	4/22/32	794	(2)
Coding Solutions Acquisition, Inc.	CHS BDC 2 LLC	Delayed Draw Term Loan	5/15/27	263	(3)
Coding Solutions Acquisition, Inc.	CHS BDC 2 LLC	Revolver	8/7/31	592	(6)
Denali Intermediate Holdings, Inc	CHS BDC 2 LLC	Revolver	8/26/32	2,236	(45)
Denali Intermediate Holdings, Inc	APS CW SPV LLC	Revolver	8/26/32	8,348	(167)
DigiCert Inc	CHS BDC 2 LLC	Revolver	7/30/30	6,226	(203)
Everbridge Holdings, LLC	CHS BDC 2 LLC	Delayed Draw Term Loan	7/2/26	1,941	-
Everbridge Holdings, LLC	CHS BDC 2 LLC	Revolver	7/2/31	1,277	-
GovDelivery Holdings, LLC	CHS BDC 2 LLC	Revolver	1/17/31	432	-
Hyland Software, Inc	CHS BDC 2 LLC	Revolver	9/19/29	764	-
Jensen Hughes, Inc.	CHS BDC 2 LLC	Delayed Draw Term Loan	8/31/26	420	(2)
Jensen Hughes, Inc.	CHS BDC 2 LLC	Delayed Draw Term Loan	8/31/26	1,455	(7)
Jensen Hughes, Inc.	CHS BDC 2 LLC	Revolver	8/29/31	721	(4)
KAWP Acquisition, Inc	CHS BDC 2 LLC	Revolver	12/22/32	1,085	(8)
Mai Capital Management Intermediate LLC	CHS BDC 2 LLC	Revolver	8/29/31	675	-
Mammoth Holdings, LLC	CHS BDC 2 LLC	Revolver	11/15/29	823	(25)
Minotaur Acquisition, Inc	APS CW SPV LLC	Revolver	5/10/30	6,147	(15)
Mountain Parent, Inc	CHS BDC 2 LLC	Revolver	6/27/31	631	(3)

Portfolio Company	Holding Company	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Navex Topco, Inc	CHS BDC 2 LLC	Revolver	10/14/31	503	(1)
NCWS Intermediate, Inc.	CHS BDC 2 LLC	Revolver	12/31/29	1,124	(81)
NextGen Healthcare, Inc.	CHS BDC 2 LLC	Revolver	11/9/29	512	(3)
NRO Holdings III Corp	CHS BDC 2 LLC	Delayed Draw Term Loan	1/15/27	193	(1)
NRO Holdings III Corp	CHS BDC 2 LLC	Revolver	7/15/30	80	-
Poly-Wood LLC	CHS BDC 2 LLC	Revolver	3/20/30	1,801	(9)
Quality Collision Group LLC	CHS BDC 2 LLC	Delayed Draw Term Loan	3/30/28	4,125	(31)
Quality Collision Group LLC	CHS BDC 2 LLC	Revolver	3/30/33	1,375	(10)
Rimkus Consulting Group, Inc	CHS BDC 2 LLC	Revolver	4/1/30	509	(5)
Saturn Sound Bidco Limited	CHS BDC 2 LLC	Delayed Draw Term Loan	12/3/26	349	(2)
STV Group, Incorporated	CHS BDC 2 LLC	Revolver	3/20/30	1,267	-
STV Group, Incorporated	CHS BDC 2 LLC	Delayed Draw Term Loan	3/20/27	905	-
TEI Intermediate LLC	CHS BDC 2 LLC	Delayed Draw Term Loan	3/20/27	644	(2)
TEI Intermediate LLC	CHS BDC 2 LLC	Revolver	12/15/31	845	(2)
THG Acquisition, LLC	CHS BDC 2 LLC	Delayed Draw Term Loan	10/31/26	308	(2)
THG Acquisition, LLC	CHS BDC 2 LLC	Revolver	10/31/31	451	(2)
Truck-Lite Co, LLC	APS CW SPV LLC	Delayed Draw Term Loan	2/13/31	6,485	(32)
Truck-Lite Co, LLC	APS CW SPV LLC	Delayed Draw Term Loan	2/13/31	5,333	(27)
Truck-Lite Co, LLC	APS CW SPV LLC	Revolver	2/13/30	5,333	(27)
Truck-Lite Co, LLC	CHS BDC 2 LLC	Revolver	2/13/30	2,316	(12)
USIC Holdings, Inc	APS CW SPV LLC	Revolver	9/10/31	842	(4)
USIC Holdings, Inc	APS CW SPV LLC	Delayed Draw Term Loan	9/30/26	731	(4)
USIC Holdings, Inc	CHS BDC 2 LLC	Delayed Draw Term Loan	9/30/26	219	(1)
USIC Holdings, Inc	CHS BDC 2 LLC	Revolver	9/10/31	252	(1)

Total Unfunded Commitments				$105,442	$(1,878)
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
(8)Position or portion thereof unsettled as of June 30, 2026.

(9)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, non-qualifying assets totaled 3.0% of the Company’s total assets.

As of June 30, 2026, the Company's estimated net unrealized loss for federal tax purposes was $39.6 million based on an estimated tax basis of $2,110.6 million. As of June 30, 2026, the Company's estimated aggregate gross unrealized loss for federal income tax purposes was $41.0 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $1.4 million.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APS BDC, LLC
Notes to Consolidated Financial Statements
June 30, 2026
(in thousands, except share and per share amounts)
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
Capital Commitments
The Unitholder previously committed $500.0 million to be managed by the OHA Adviser (the “OHA Commitment”), with the initial purchase price of the OHA Seed Portfolio counting against the OHA Commitment. The Company expects for the OHA Commitment to be fully deployed within three years from the date it commenced operations, which was January 2, 2026 (the “OHA Commitment Deployment Period”). The OHA Commitment is subject to recycling during the OHA Commitment Deployment Period. As of June 30, 2026, the amount of the OHA Commitment deployed was $362.8 million.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash, cash equivalents and restricted cash with high credit-quality institutions to minimize credit risk exposure, and the Company's management believes the risk of loss associated with any uninsured balances is remote. As of June 30, 2026, the Company had $42.3 million of restricted cash. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company's financing transactions. The Company considers certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities as cash equivalents. As of June 30, 2026, cash equivalents included $81.3 million invested in money market funds, valued based on Level 1 inputs. The following table shows the Company’s money market fund investments as of June 30, 2026 (dollars in thousands):

Money Market Fund	Amount	Percentage of Net Assets
BlackRock Liquidity Funds FedFund - Institutional	$64	0.00%
JP Morgan USD Treasury - Institutional	81,188	5.68%
Total	$81,252	5.68%

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

Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2026, there were no loans on non-accrual status.
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
Receivables/Payables from Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of June 30, 2026, the Company had $0 of receivables for investments sold. As of June 30, 2026, the Company had $134.6 million of payables for investments purchased.

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
To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to holders of its Units, for each taxable year, at least 90.0% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. In addition, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless it distributes in a timely manner (or is deemed to timely distribute) in each taxable year an amount at least equal to the sum of (i) 98.0% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4.0% nondeductible U.S. federal excise tax on this income.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through June 30, 2026.
Distributions
Distributions to the Unitholder are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. During the period from January 2, 2026 (commencement of operations) through June 30, 2026, no distributions were declared on the Company's Units. The Company intends to declare and pay distributions in amounts sufficient to satisfy the annual distribution requirements necessary to qualify as a RIC and to avoid the imposition of U.S. federal excise tax.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the FASB. The Company has assessed currently issued ASUs and has determined that ASUs not listed are not applicable or are expected to have minimal impact on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which updates income tax disclosure requirements related to rate reconciliation, income taxes paid, and other disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be adopted on a prospective basis, with the option to apply retrospectively. Because the Company is utilizing the extended transition period available to emerging growth companies, the required adoption date is for annual reporting periods beginning after December 15, 2025. The Company does not expect the adoption of ASU 2023-09 to have a material effect on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)” ("ASU 2024-03"), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027; however, because the Company is utilizing the extended transition period available to emerging growth companies, the Company will adopt this standard on the non-public business entity timeline. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect the adoption of ASU 2024-03 to have a material effect on its consolidated financial statements.

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
The Aranda Base Management Fee in respect of the Aranda Assets is payable quarterly in advance at an annual rate of (1) 1.50% of the gross asset value of the Aranda Non-Seed Portfolio and the Aranda Seed Portfolio assets acquired after April 1, 2024, subject to certain exceptions (the Aranda Non-Seed Portfolio assets and such Aranda Seed Portfolio assets collectively, the “New Aranda Portfolio”) and excluding cash and cash equivalents, and (2) 1.25% of the gross asset value of the Aranda Seed Portfolio assets acquired prior to April 1, 2024, subject to certain exceptions (such assets, the “Legacy Aranda Portfolio”) and excluding cash and cash equivalents, both as of the first day of each fiscal quarter and payable at the beginning of such fiscal quarter. In addition, the Aranda Base Management Fee will include an amount equal to an annual rate of 1.00% of net invested capital in the OHA Assets, subject to certain step-downs.
For the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026, the Company incurred $5.9 million and $10.6 million, respectively, in Aranda Base Management Fees, $5.9 million of which remained payable to the Aranda Adviser as of June 30, 2026.
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
“Performance Fee Percentage” means (i) 15.0% with respect to the Legacy Aranda Portfolio and (ii) 17.5% with respect to the New Aranda Portfolio.
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
For the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026, the Company incurred $6.4 million and $10.0 million, respectively, in Aranda Performance Fees, $10.0 million of which remained payable to the Aranda Adviser as of June 30, 2026.
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
Under the terms of the OHA Advisory Agreement, the Company pays the OHA Adviser an OHA Base Management Fee for the OHA Assets quarterly in arrears at an annual rate of 1.25% (during Phase 1) and 1.00% (during Phase 2) of the fair market value attributable to the OHA Assets (but excluding Additional Co-Investments allocated to the Company, cash and cash equivalents) as of the beginning of the first business day of the quarter, as determined in accordance with U.S. GAAP, less the Deemed Leverage Assumption (as defined below).
For the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026, the Company incurred $0.5 million and $0.9 million, respectively, in OHA Base Management Fees, $0.9 million of which remained payable to the OHA Adviser as of June 30, 2026.
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
For the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026, the Company incurred $0.5 million and $0.8 million, respectively, in OHA Incentive Fees, $0.8 million of which remained payable to the OHA Adviser as of June 30, 2026.
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
For the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026, the Company accrued $0.4 million and $0.8 million, respectively, in fees payable to the Administrator pursuant to the Administration Agreement.
The sub-administrator is compensated for performing its sub-administrative services under the sub-administration agreement. For the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026, the Company incurred expenses related to the sub-administrator of $0.2 million and $0.5 million, respectively, which is included in other general & administrative expenses on the Consolidated Statement of Operations and the payable included in “accounts payable and accrued expenses” in the Consolidated Statements of Assets and Liabilities, respectively.
Formation Transactions
See "Note 1. Organization — Formation Transactions" for more information regarding the Formation Transactions, which were considered to be related party transactions.
Included in the assets and liabilities the Company acquired in the Formation Transaction was a payable to the OHA Adviser of $1.3 million, which was settled on June 11, 2026.
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
Note 4.     Investments
The following table presents the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2026 (dollar amounts in thousands):

	June 30, 2026
Investments	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value
First Lien Debt	$1,929,293	$1,901,046	91.8%
Second Lien Debt	172,790	166,497	8.0%
Warrants	-	3,511	0.2%
Total Investments	$2,102,083	$2,071,054	100.0%

The geographic composition of the Company's investments as a percentage of fair value as of June 30, 2026 was as follows (dollar amounts in thousands):

	June 30, 2026
	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value	Fair Value as Percentage of Net Assets
United States	$2,035,665	$2,005,494	96.8%	140.3%
United Kingdom	$51,077	$50,154	2.4%	3.5%
Bermuda	$15,341	$15,406	0.8%	1.1%
Total	$2,102,083	$2,071,054	100.0%	144.9%
The industry composition of the Company's investments as a percentage of fair value as of June 30, 2026 was as follows:

Industry	Percentage of Total Investments at Fair Value
Software	17.4%
Diversified Consumer Services	14.4%
Health Care Technology	12.1%
Machinery	9.5%
Hotels, Restaurants & Leisure	6.5%
Professional Services	6.5%
Health Care Providers & Services	5.7%
Multi-Utilities	4.6%
Diversified Financial Services	4.5%
IT Services	4.1%
Real Estate Management & Development	3.4%
Health Care Equipment & Supplies	2.9%
Automobile Components	2.9%
Insurance	1.7%
Commercial Services & Supplies	1.6%
Financial Services	0.5%
Household Durables	0.5%
Trading Companies & Distributors	0.4%
Consumer Staples Distribution & Retail	0.4%
Aerospace & Defense	0.2%
Building Products	0.1%
Chemicals	0.1%
Total	100.0%
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
The following table presents the fair value hierarchy of the Company's investments as of June 30, 2026 (dollar amounts in thousands).

	Fair Value Hierarchy as of June 30, 2026
Description	Level 1	Level 2	Level 3	Total
First Lien Debt	$-	$349,746	$1,551,300	$1,901,046
Second Lien Debt	-	-	166,497	166,497
Warrants	-	-	3,511	3,511
Total	$-	$349,746	$1,721,308	$2,071,054
The following tables presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026 respectively. (dollar amounts in thousands):

Three Months Ended June 30, 2026	First Lien Loans	Second Lien Loans	Warrants	Total
Fair value, beginning of period	$1,290,026	$165,763	$3,511	$1,459,300
Purchase of investments from in-kind contributions	-	-	-	-
Purchase of investments, net(1)	285,967	-	-	285,967
Proceeds from sales and principal payments, net	(11,899)	-	-	(11,899)
Realized gain (loss) on investments	-	-	-	-
Net change in unrealized appreciation/(depreciation)	(13,772)	346	-	(13,426)
Net accretion of discount and amortization of investments	978	388	-	1,366
Transfers into (out of) Level 3(2)	-	-	-	-
Fair value, end of period	$1,551,300	$166,497	$3,511	$1,721,308
Net change in unrealized appreciation / (depreciation) related to financial instruments still held as of June 30, 2026	$(13,862)	$346	$-	$(13,516)
(1) Purchases include PIK interest, if applicable.
(2) During the three months ended June 30, 2026, there were no transfers in or out of Level 3.

Period from January 2, 2026 (commencement of operations) through June 30, 2026	First Lien Loans	Second Lien Loans	Warrants	Total
Fair value, beginning of period	$-	$-	$-	$-
Purchase of investments from in-kind contributions	1,235,964	221,655	3,511	1,461,130
Purchases of investments, net(1)	381,713	-	-	381,713
Proceeds from sales and principal payments, net	(48,116)	(47,735)	-	(95,851)
Realized gain (loss) on investments	5	-	-	5
Net change in unrealized appreciation/(depreciation)	(19,481)	(7,292)	-	(26,773)
Net accretion of discount and amortization of investments	1,215	(131)	-	1,084
Transfers into (out of) Level 3(2)	-	-	-	-
Fair value, end of period	$1,551,300	$166,497	$3,511	$1,721,308
Net change in unrealized appreciation / (depreciation) related to financial instruments still held as of June 30, 2026	$(19,962)	$(8,008)	$-	$(27,970)
(1) Purchases include PIK interest, if applicable.
(2) During the period from January 2, 2026 (commencement of operations) through June 30, 2026, there were no transfers in or out of Level 3.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2026. The table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the OHA Adviser’s determination of fair value.

	June 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range/Input (Weighted Average)
First Lien Debt	$1,323,534	Discounted Cash Flow	Comparative Yield	8.5% - 14.4% (10.2%)
First Lien Debt	227,766	Precedent Transaction	Transaction Price	N/A
Total First Lien Debt	$1,551,300
Second Lien Debt	$166,497	Discounted Cash Flow	Comparative Yield	13.0% - 15.1% (13.6%)
Total Second Lien Debt	$166,497
Warrants	$3,511	Market Comparable	EBITDA Multiple	5.7x
Total Warrants	$3,511
Total	$1,721,308
Increases or decreases in unobservable inputs in isolation would result in a higher or lower fair value measurement for such assets. Generally, an increase/decrease in comparative yields or discount rate may result in a decrease/increase, respectively, in the fair value of certain of the Company’s investments, and an increase/decrease in the transaction price or EBITDA multiple may result in an increase/decrease, respectively, in the fair value of certain of the Company's investments.
Note 6.     Debt
In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026, the Company’s asset coverage ratio was 345%.

The following table shows the Company’s outstanding debt as of June 30, 2026 (dollar amounts in thousands):

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
JPM Credit Facility(1)	$1,000,000	$583,500	$416,500	$583,500
Total	$1,000,000	$583,500	$416,500	$583,500
(1) The carrying value of this debt obligation generally approximates fair value due to its variable interest rate. The fair value of this debt obligation would be categorized as Level 2 under the ASC 820 hierarchy.

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
The original facility amount available under the JPM Credit Agreement was $750.0 million. Pursuant to the JPM Credit Agreement, the Affiliated Fund, subject to certain conditions, had the option to increase the amount available under the JPM Credit Agreement by an additional $250.0 million. The Affiliated Fund exercised this option on June 30, 2026, resulting in a total commitment amount under the JPM Credit Agreement of $1.0 billion. The JPM Credit Facility includes customary affirmative and negative covenants, including certain limitations on the occurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.
Borrowings under the JPM Credit Facility bear interest at SOFR plus 1.75%. The Company pays an unused commitment fee of 0.50% per annum, or, during the ramp-up period, 0.35% per annum. The "ramp-up period" means the period from the effective date to, but excluding, June 30, 2026. In addition, the Company pays a utilization fee of 1.4% per annum. The JPM Credit Facility will mature on September 30, 2030.
As of June 30, 2026, there were $583.5 million of borrowings outstanding under the JPM Credit Facility.
For the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026, the components of interest expense related to the JPM Credit Facility were as follows (dollar amounts in thousands):

	Three Months Ended June 30, 2026	Period from January 2, 2026 (commencement of operations) through June 30, 2026
Interest expense related to the JPM Credit Facility	$7,091	$8,320
Unused facility fee	210	772
Utilization fee	55	1,306
Amortization of deferred financing costs	327	660
Total interest and financing expenses on JPM Credit Facility	$7,683	$11,058
During the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026, the weighted average borrowing and weighted average interest rate on the JPM Credit Facility was $517.1 million and $308.3 million, and 5.42% and 5.42%, respectively.

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

As of June 30, 2026, the outstanding principal balance under the Promissory Note was nil. Interest expenses incurred in relation to the Promissory Note for the three months ended June 30, 2026 and the period from January 2, 2026 (commencement of operations) through June 30, 2026 were as follows (dollar amounts in thousands):

	Three Months Ended June 30, 2026	Period from January 2, 2026 (commencement of operations) through June 30, 2026
Interest expense related to the Promissory Note	$-	$752
Total interest and financing expenses on Promissory Note	$-	$752
Note 7.     Segment Reporting
The Company operates through a single operating and reporting segment. The chief operating decision maker (the “CODM”) function is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Compliance Officer, which evaluates the performance of the Company and which intends to operate under the specific regulatory requirements of the 1940 Act. The CODM function utilizes key metrics including, but not limited to, net increase (decrease) in net assets resulting from operations for determining the Company’s investment strategy, capital allocation, expense structure, and potential significant transactions. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.
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
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026, the composition of the Company's unfunded commitments was as follows (dollar amounts in thousands):

Unfunded Par Amount as of
June 30, 2026
Unfunded delayed draw term loan commitments	$26,366
Unfunded revolver commitments	79,076
Total unfunded commitments	$105,442

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2026, the Company's management was not aware of any pending or threatened litigation.

Note 9. Net Assets
Issuance of Equity Securities
As of June 30, 2026, the Company had 75,000,000 Units issued and outstanding with a par value of $0.001 per Unit. During the period from January 2, 2026 (commencement of operations) through June 30, 2026, the Company did not issue any Units.
During the period from January 2, 2026 (commencement of operations) through June 30, 2026, the Company received capital in-kind contributions of $1,416.6 million, which increased the net asset value per Unit by $18.89.
Distributions
During the period from January 2, 2026 (commencement of operations) through June 30, 2026, there were no distributions declared by the Company.

Note 10. Formation Transaction
On January 2, 2026, the Company acquired the Seed Portfolio in an in-kind contribution of certain assets and liabilities held by the Affiliated Fund, following which the Company filed its election to be regulated as a BDC and commenced operations (see Note 1). The Aranda Formation Transaction was accounted for at fair value, with the Company's amortized cost basis in the investments contributed accounted for at their previously recognized amortized cost basis in accordance with the guidance for Transactions between Entities under Common Control contained in ASC Topic 805-50-30-5, "Business Combinations." The Aranda Formation Transaction was a tax-free reorganization under Section 368 of the Code. The assets and liabilities of the Affiliated Fund at the time of the Aranda Formation Transaction were as follows (dollar amounts in thousands):

As of January 2, 2026
(Unaudited)
Assets
Investments, at fair value (amortized cost of $1,491,980)	$1,499,198
Cash	84,409
Interest receivable	11,503
Unsettled trades receivable	2,903
Deferred financing costs	6,083
Prepaid expenses and other assets	197
Total assets	$1,604,293

Liabilities
Revolving credit facility payable	75,000
Promissory note payable	100,000
Interest and financing fees payable	2,253
Unsettled trades payable	2,821
Due to affiliates	6,285
Accounts payable and accrued expenses	1,309
Total liabilities	$187,668

Total net assets	$1,416,625

Note 11. Financial Highlights
The following per Unit data has been derived from information provided on the consolidated financial statements. The following is a schedule of financial highlights for the period from January 2, 2026 (commencement of operations) through June 30, 2026. No comparative information has been presented, as the Company commenced operations on January 2, 2026.

Per Unit operating performance:	Period from January 2, 2026 (commencement of operations) through June 30, 2026
Net asset value, beginning of period	$-
Results of operations:
Net investment income(1)	0.68
Net realized gains (losses) and unrealized appreciation (depreciation)(2)	(0.51)
Net increase (decrease) in net assets resulting from operations	0.17
Contributions in-kind	18.89
Net increase in net assets resulting from contributions	18.89
Net asset value, end of period	$19.06

Units outstanding, end of period	75,000,000
Ratio/Supplemental data:
Net assets, end of period	$1,429,334
Total return(3)	0.9%
Portfolio turnover(4)	5.5%
Ratio of net expenses to average net assets(5)	5.3%
Ratio of net investment income to average net assets(5)	7.3%
(1)     The per Unit data was derived by using the weighted average Units outstanding during the period.
(2) The amount shown for a Unit outstanding does not correspond with the aggregate realized gain (loss) and unrealized appreciation (depreciation) on investments for the period because of the timing of Unit transactions in relation to fluctuating market values of investments of the Company.
(3) Total return is based upon the change in NAV per Unit between the beginning of the period and the end of the period, assuming reinvestment of any distributions on the effects of the performance of the Company during the period. The opening NAV per Unit includes the contributions made in-kind to the Company on January 2, 2026. Total return is not annualized and does not include a sales load.
(4) Portfolio turnover rate is calculated using the lesser of period-to-date sales and period-to-date purchases over the average of the investments assets at fair value for the period reported. The opening investments at fair value includes the contributions made in-kind to the Company on January 2, 2026.
(5) The ratios presented reflect an annualized amount. The opening net asset balance includes the contributions made in-kind to the Company on January 2, 2026.

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
•our ability to qualify for and maintain tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and to maintain our election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”);
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
Investors should understand that under Sections 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

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
Capital Commitments
In connection with the Private Offering and the OHA Formation Transaction, the Unitholder committed $500.0 million to be managed by the OHA Adviser (the “OHA Commitment”), with the initial purchase price of the OHA Seed Portfolio counting against the OHA Commitment. We expect the OHA Commitment to be fully called and deployed within three years from January 2, 2026, the date we commenced operations (the “OHA Commitment Deployment Period”). The OHA Commitment is subject to recycling during the OHA Commitment Deployment Period. As of June 30, 2026, the amount of the OHA Commitment deployed was $362.8 million.
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
Under the terms of the OHA Advisory Agreement, we pay the OHA Adviser an OHA Base Management Fee for the OHA Assets quarterly in arrears at an annual rate of 1.25% (during Phase 1) and 1.00% (during Phase 2) of the fair market value attributable to the OHA Assets (but excluding Additional Co-Investments allocated to us, cash and cash equivalents) as of the beginning of the first business day of the quarter, as determined in accordance with GAAP, less the Deemed Leverage Assumption (as defined below).
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
As of June 30, 2026, based on fair value, our portfolio consisted of 91.8% first lien debt investments, 8.0% second lien debt investments, and 0.2% warrants.
As of June 30, 2026, we had investments in portfolio companies with an aggregate fair value of approximately $2,071.1 million.

Our investment activity for the period from January 2, 2026 (commencement of operations) through June 30, 2026 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands).

Period from January 2, 2026 (commencement of operations) through June 30, 2026

Total investments, beginning of period	$-
New investments purchased(1)	703,623
New investments acquired through in-kind contribution	1,491,980
Net accretion of discount on investments	4,287
Net realized gain (loss) on investments	58
Investments sold or repaid	(97,865)
Total investments, end of period	$2,102,083

Weighted average yield on debt and income producing investments, at amortized cost(2)	10.3%
Weighted average yield on debt and income producing investments, at fair value(2)	10.3%
Number of portfolio companies	53
Percentage of debt investments bearing a floating rate, at fair value	98.2%
Percentage of debt investments bearing a fixed rate, at fair value	1.8%
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

As of June 30, 2026, our investments consisted of the following (dollar amounts in thousands):

	June 30, 2026
Investments	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value
First Lien Debt	$1,929,293	$1,901,046	91.8%
Second Lien Debt	172,790	166,497	8.0%
Warrants	-	3,511	0.2%
Total Investments	$2,102,083	$2,071,054	100.0%

The industry composition of investments based on fair value as of June 30, 2026 was as follows:

Industry	Percentage of Total Investments at Fair Value
Software	17.4%
Diversified Consumer Services	14.4%
Health Care Technology	12.1%
Machinery	9.5%
Hotels, Restaurants & Leisure	6.5%
Professional Services	6.5%
Health Care Providers & Services	5.7%
Multi-Utilities	4.6%
Diversified Financial Services	4.5%
IT Services	4.1%
Real Estate Management & Development	3.4%
Health Care Equipment & Supplies	2.9%
Automobile Components	2.9%
Insurance	1.7%
Commercial Services & Supplies	1.6%
Financial Services	0.5%
Household Durables	0.5%
Trading Companies & Distributors	0.4%
Consumer Staples Distribution & Retail	0.4%
Aerospace & Defense	0.2%
Building Products	0.1%
Chemicals	0.1%
Total	100.0%
The geographic composition of our investments based on fair value as of June 30, 2026 was as follows (dollar amounts in thousands):

	June 30, 2026
	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value	Fair Value as Percentage of Net Assets
United States	$2,035,665	$2,005,494	96.8%	140.3%
United Kingdom	51,077	50,154	2.4%	3.5%
Bermuda	15,341	15,406	0.8%	1.1%
Total	$2,102,083	$2,071,054	100.0%	144.9%
Portfolio Asset Quality
Our Advisers have developed a risk rating methodology for a systematic approach to portfolio monitoring. The Company maintains a credit monitoring program designed to evaluate the quality of its debt investments on an ongoing basis. As part of this program, the Company assigns an internal risk rating to each investment based on a range of quantitative and qualitative factors. These factors include, but are not limited to, the portfolio company’s financial performance relative to expectations, liquidity position, leverage profile, covenant compliance, industry outlook, and overall market conditions. The risk ratings are reviewed and updated on a quarterly basis by the Advisers' investment professionals and are subject to oversight by senior management and the Board of Directors. The Company’s internal risk rating system is intended to provide an assessment of the probability of loss associated with each investment and does not reflect the fair value of such investments. It is possible that the rating of a portfolio investment may change over time. For investments on the watchlist, the Advisers enhance its level of scrutiny over the monitoring of such portfolio company. As of June 30, 2026, the Company had three investments on the watchlist with a fair value of $202.6 million and a cost of $215.8 million.
Investment risk ratings are accurate only as of such date and may change due to subsequent development relating to a portfolio company's performance or financial condition, market conditions or developments, and other factors.
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
As of June 30, 2026, there were no loans placed on non-accrual status.
Results of Operations
The following table presents our operating results for the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026 (dollar amounts in thousands):

Operating Results	Three Months Ended June 30, 2026	Period from January 2, 2026 (commencement of operations) through June 30, 2026
Total investment income	$51,582	$87,657
Less: net expenses	22,238	36,835
Net investment income (loss)	29,344	50,822
Total net realized gains (losses) on investments	-	58
Net change in unrealized appreciation (depreciation) on investments	(17,239)	(38,246)
Net increase (decrease) in net assets resulting from operations	$12,105	$12,634
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Total investment income consisted of interest income from investments, PIK income from investments, dividend income from investments, interest from cash and cash equivalents and fee income. During the three months ended June 30, 2026 and the period from January 2, 2026 (commencement of operations) through June 30, 2026, our total investment income was comprised of the following (dollar amounts in thousands):

Investment income:	Three Months Ended June 30, 2026	Period from January 2, 2026 (commencement of operations) through June 30, 2026
Interest income	$48,378	$82,669
PIK interest income	1,832	3,539
Other income	1,372	1,449
Total investment income	$51,582	$87,657
During the period from January 2, 2026 (commencement of operations) through June 30, 2026, total investment income was approximately $87.7 million. As of June 30, 2026, the size of our investment portfolio at fair value was approximately $2,071.1 million and the weighted average yield on debt and income-producing investments at fair value was 10.3%.

Expenses
Operating expenses during the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026 were as follows (dollar amounts in thousands):

Expenses	Three Months Ended June 30, 2026	Period from January 2, 2026 (commencement of operations) through June 30, 2026
Management fees	$6,420	$11,516
Income based incentive fee	6,851	10,809
Interest and financing fees	7,683	11,810
Professional fees	496	775
Directors fees	38	113
Other general & administrative expenses	750	1,812
Net expenses	$22,238	$36,835
Management Fees
The Aranda Base Management Fee is payable quarterly in advance, and the OHA Base Management Fee is payable quarterly in arrears.
For the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026, we incurred Aranda Base Management Fees of $5.9 million and $10.6 million, respectively.
For the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026, we incurred OHA Base Management Fees of $0.5 million and $0.9 million, respectively.
Income Based Incentive Fees
For the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026, we incurred Aranda Performance Fees of $6.4 million and $10.0 million, respectively.
For the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026, we incurred OHA Incentive Fees of $0.5 million and $0.8 million, respectively.
Interest and Financing Fees
For the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026, interest and debt fee expenses were approximately $7.7 million and $11.8 million, respectively, primarily due to $517.1 million and $308.3 million of average borrowings under the JPM Credit Facility at a weighted average interest rate of 5.42% and 5.42%, respectively.
Other Expenses
Other general and administrative expenses include insurance, filing, research, our sub-administrator, and other costs.
Total other expenses were approximately $1.3 million and $2.7 million, respectively, for the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026. Total other expenses were primarily comprised of approximately $0.5 million and $0.8 million, respectively, of professional fees (including legal, audit, and tax) and approximately $0.7 million and $1.8 million, respectively, of other general and administrative expenses (including insurance, research, and other allocated costs) for the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026.
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
For both of the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026, we did not incur U.S. federal excise tax.
Net Realized Gain (Loss)
The following table summarizes our net realized gains (losses) for the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026 (dollars in thousands):

Net Realized Gain (Loss)	Three Months Ended June 30, 2026	Period from January 2, 2026 (commencement of operations) through June 30, 2026
Realized gains (losses) on non-controlled/non-affiliated investments	$-	$58
Net realized gains (losses) on investments	$-	$58
During the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026, we had net realized gains/(losses) of approximately nil and $0.1 million, respectively, which were primarily due to net realized gains on non-controlled/non-affiliated investments of nil and $0.1 million, respectively.
Net Change in Unrealized Appreciation (Depreciation) on Investments
The following table summarizes our net change in unrealized appreciation (depreciation) for the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026 (dollars in thousands):

Net Change in Unrealized Appreciation (Depreciation) on Investments	Three Months Ended June 30, 2026	Period from January 2, 2026 (commencement of operations) through June 30, 2026
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	$(17,239)	$(38,246)
Net change in unrealized appreciation (depreciation) on investments	$(17,239)	$(38,246)
During the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026, we generated $17.2 million and $38.2 million, respectively, of net unrealized losses, which were primarily driven by negative valuation adjustments.
Financial Condition, Liquidity and Capital Resources
Our liquidity and capital resources are generated primarily from the provision of capital from our Unitholder, proceeds from net borrowings on the JPM Credit Facility (as defined below), cash flows from interest, dividends and fees earned from our investments and principal repayments. The primary uses of our cash are investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, our cost of operations (including paying our Advisers and Administrator or its affiliates), and cash distributions to the Unitholder.
As of June 30, 2026, we had approximately $81.3 million in cash, cash equivalents, and restricted cash. During the period from January 2, 2026 (commencement of operations) through June 30, 2026, we used approximately $(409.7) million in cash from operating activities, primarily due to investment purchases of approximately $700.7 million, partially offset by sales and principal repayments of approximately $97.9 million and a net change in operating assets and liabilities of approximately $148.8 million. Cash provided by financing activities was approximately $490.9 million during the period, which was primarily the result of approximately $583.5 million from debt borrowings and cash provided from in-kind contribution of $84.4 million, partially offset by repayments of debt of $175.0 million.
Equity
On September 30, 2025, we issued 75,000,000 Units in the Private Offering to the Unitholder at a per Unit price of $0.001. During the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026, we did not issue additional Units.
During the period from January 2, 2026 (commencement of operations) through June 30, 2026, we received capital in-kind contributions of $1,416.6 million, which increased the net asset value per Unit by $18.89.
Borrowings
JPM Credit Facility
On September 30, 2025, the Affiliated Fund entered into a senior secured revolving credit agreement, as Borrower, with JPMorgan Chase Bank, N.A., which we acquired as part of the Formation Transactions (as amended, the “JPM Credit Agreement” or the “JPM Credit Facility”). JPMorgan Chase Bank, N.A. serves as administrative agent and U.S. Bank Trust Company, National Association services as collateral agent. The original facility amount under the JPM Credit Agreement was $750.0 million. Pursuant to the JPM Credit Agreement, the Affiliated Fund, subject to certain conditions, had the option to increase the amount available under the JPM Credit Agreement by an additional $250.0 million. The Affiliated Fund exercised this option on June 30, 2026, resulting in a total commitment amount under the JPM Credit Agreement of $1.0 billion.
The JPM Credit Facility includes customary affirmative and negative covenants, including certain limitations on the occurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2026, we were in compliance with these covenants.
Borrowings under the JPM Credit Facility bear interest at SOFR plus 1.75%. We pay an unused commitment fee of 0.50% per annum, or, during the ramp-up period, 0.35% per annum. The "ramp-up period" means the period from the effective date to, but excluding, June 30, 2026. In addition, we pay a utilization fee of 1.4% per annum. The JPM Credit Facility will mature on September 30, 2030.
As of June 30, 2026, there was $583.5 million of borrowings outstanding under the JPM Credit Facility.
For the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026, the components of interest expense related to the JPM Credit Facility were as follows (dollar amounts in thousands):

Borrowings	Three Months Ended June 30, 2026	Period from January 2, 2026 (commencement of operations) through June 30 2026
Interest expense related to the JPM Credit Facility	$7,091	$8,320
Unused facility fee	210	772
Utilization fee	55	1,306
Amortization of deferred financing costs	327	660
Total interest and financing expenses on JPM Credit Facility	$7,683	$11,058

For the period from January 2, 2026 (commencement of operations) through June 30, 2026, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the JPM Credit Facility was 5.42%.

As of June 30, 2026, we had an aggregate amount of $583.5 million of debt outstanding and our asset coverage ratio was 345%.
The following table shows our outstanding debt as of June 30, 2026 (dollar amounts in thousands):

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
JPM Credit Facility(1)	$1,000,000	$583,500	$416,500	$583,500
Total	$1,000,000	$583,500	$416,500	$583,500
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

The entire outstanding principal amount, together with all accrued and unpaid interest and any other amounts due under the Promissory Note, was due and payable in full on January 2, 2027 (the “Maturity Date”). On March 18, 2026, the Promissory Note, together with interest of $0.8 million, was repaid in full. As of March 31, 2026, the outstanding principal balance under the Promissory Note was nil, and accrued interest amounted to nil. The following tables shows our interest and financing expenses accrued on the Promissory Notes for the three months ended June 30, 2026 and the period from January 2, 2026 (commencement of operations) through June 30, 2026:

	Three Months Ended June 30, 2026	Period from January 2, 2026 (commencement of operations) through June 30, 2026
Interest expense related to the Promissory Note	$-	$752
Total interest and financing expenses on Promissory Note	$-	$752
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
The Company’s distributions are recorded on the record date. For the period from January 2, 2026 (commencement of operations) through June 30, 2026, the Company did not declare any distributions.
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
Commitments and Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026, we had the following unfunded delayed draw term loan and revolver commitments (dollar amounts in thousands):

Unfunded Par Amount as of
June 30, 2026
Unfunded delayed draw term loan commitments	$26,366
Unfunded revolver commitments	79,076
Total unfunded commitments	$105,442
Our management believes we have sufficient liquidity available through drawdowns and borrowings under the JPM Credit Facility to provide capital pursuant to our outstanding unfunded commitments should the need arise.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2026, management was not aware of any pending or threatened litigation.
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
Dividend income on preferred equity securities may be recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities may be recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three months ended June 30, 2026 and for the period from January 2, 2026 (commencement of operations) through June 30, 2026, we did not earn any dividend income.
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
As of June 30, 2026, 98.2% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Change in
Basis point change	Interest Income(1)	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$47,439	$(17,505)	$29,934
Up 200 basis points	31,626	(11,670)	19,956
Up 100 basis points	15,813	(5,835)	9,978
Down 100 basis points	(15,813)	5,835	(9,978)
Down 200 basis points	(30,867)	10,211	(20,656)
Down 300 basis points	(43,623)	10,211	(33,412)
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
As of June 30, 2026, 17.4% of our investments as a percentage of fair value were invested in the software industry, and a downturn in that industry could significantly impact the aggregate returns we realize on such investments. Portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.
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
Item 6.Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10-12G (File No. 000-56809) filed on January 2, 2026)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APS BDC, LLC

Date: August 10, 2026	By:	/s/ Eric Muller
Name: Eric Muller Title: Principal Executive Officer

Date: August 10, 2026	By:	/s/ Amaka Dike
Name: Amaka Dike Title: Principal Financial Officer