Form 10-Q
period 2026-09-30
APS BDC, LLC
filed 2026-11-12
CIK 2083477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The issuer had 75,000,000 Units of Limited Liability Company Interests, $0.001 par value per unit, outstanding as of November 10, 2026.

APS BDC, LLC
Form 10-Q for the Quarter Ended September 30, 2026

		Page
PART I.	FINANCIAL INFORMATION	3
Item 1.	Consolidated Financial Statements	3
	Consolidated Statement of Assets and Liabilities as of September 30, 2026 (Unaudited)	3
	Consolidated Statements of Operations for the Three Months Ended September 30, 2026 and the Period from January 2, 2026 (Commencement of Operations) through September 30, 2026 (Unaudited)	4
	Consolidated Statements of Changes in Net Assets for Three Months Ended September 30, 2026 and the Period from January 2, 2026 (Commencement of Operations) through September 30, 2026 (Unaudited)	5
	Consolidated Statement of Cash Flows for the Period from January 2, 2026 (Commencement of Operations) through September 30, 2026 (Unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)	8
	Notes to Consolidated Financial Statements (Unaudited)	16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	57
Item 4.	Controls and Procedures	57

PART II.	OTHER INFORMATION	58
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3.	Defaults Upon Senior Securities	58
Item 4.	Mine Safety Disclosure	58
Item 5.	Other Information	59
Item 6.	Exhibits	59

	SIGNATURES	60

PART I.FINANCIAL INFORMATION
Item 1.Consolidated Financial Statements
APS BDC, LLC
Consolidated Statement of Assets and Liabilities
(in thousands, except unit and per unit amounts)

As of
September 30, 2026
(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $2,263,107)	$2,238,318
Cash, cash equivalents and restricted cash	110,736
Interest receivable	16,940
Paydowns receivable	200
Deferred financing costs	10,071
Total assets	$2,376,265

Liabilities
Revolving credit facility payable	$867,151
Interest and financing fees payable	10,470
Management fees payable	7,865
Incentive fees payable	17,720
Due to affiliates	690
Accounts payable and accrued expenses	1,720
Total liabilities	$905,616

Commitments and contingencies (Note 8)
Net Assets:
Units of limited liability company interests, $0.001 par value, unlimited units authorized, 75,000,000 units issued and outstanding at September 30, 2026	$75
Additional paid-in capital	1,416,625
Distributable earnings (accumulated losses)	53,949
Total net assets	$1,470,649
Total liabilities and net assets	$2,376,265
Net asset value per unit	$19.61
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APS BDC, LLC
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2026	Period from January 2, 2026 (commencement of operations) through September 30, 2026
Investment income
Interest income from non-controlled/non-affiliated investments	$58,634	$141,304
Payment-in-kind interest income from non-controlled/non-affiliated investments	1,872	5,411
Other income	1,138	2,587
Total investment income	$61,644	$149,302

Operating expenses
Management fees	$7,386	$18,902
Income based incentive fee	7,288	18,098
Interest and financing fees	11,759	23,569
Professional fees	190	964
Directors fees	57	170
Other general & administrative expenses	495	2,308
Total operating expenses	27,175	64,011
Net investment income (loss)	$34,469	$85,291
Net realized gains (losses) and unrealized appreciation (depreciation) on investments:
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(60)	$(2)
Foreign currency transactions	(88)	(88)
Total net realized gains (losses)	(148)	(90)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$6,240	$(32,007)
Translations of assets and liabilities in foreign currencies	754	755
Total net change in unrealized appreciation (depreciation)	$6,994	$(31,252)
Net increase (decrease) in net assets resulting from operations	$41,315	$53,949
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APS BDC, LLC
Consolidated Statements of Changes in Net Assets
(in thousands, except unit and per unit amounts)
(Unaudited)

	Three Months Ended September 30, 2026	Period from January 2, 2026 (commencement of operations) through September 30, 2026
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$34,469	$85,291
Total net realized gains (losses)	(148)	(90)
Total net change in unrealized appreciation (depreciation)	6,994	(31,252)
Net increase (decrease) in net assets resulting from operations	41,315	53,949

Increase in net assets resulting from capital transactions:
Proceeds from in-kind contributions	-	1,416,625
Net increase in net assets resulting from capital transactions	-	1,416,625

Total increase in net assets	41,315	1,470,574
Net assets, beginning of period	1,429,334	75
Net assets, end of period	$1,470,649	$1,470,649
Net asset value per unit	$19.61	$19.61
Units of limited liability company interests outstanding at the end of the period	75,000,000	75,000,000
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APS BDC, LLC
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

Period from January 2, 2026 (commencement of operations) through September 30, 2026
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$53,949
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	32,007
Net realized (gains) losses on investments	2
Net amortization and accretion of premiums and discounts	(12,063)
Purchases of investments	(1,027,536)
Proceeds from sale of investments and principal repayments	273,227
Payment-in-kind interest	(4,757)
Unrealized foreign exchange (gains) losses on credit facility	(787)
Amortization of deferred financing costs	1,178
Changes in operating assets and liabilities: (1)
Interest receivable	(5,437)
Unsettled trades receivable	2,903
Paydown receivable	(200)
Prepaid expenses and other assets	197
Interest and financing fees payable	8,217
Management fees payable	7,865
Incentive fees payable	17,720
Due to affiliates	(5,595)
Unsettled trades payable	(2,821)
Accounts payable and accrued expenses	411
Net cash provided by (used in) operating activities	$(661,520)

Cash flows from financing activities
Borrowings under revolving credit facility	$917,938
Payments on revolving credit facility	(125,000)
Repayment of promissory note	(100,000)
Deferred financing costs	(5,166)
Cash from in-kind contribution	84,409
Net cash provided by (used in) financing activities	$772,181

Net increase (decrease) in cash, cash equivalents and restricted cash	$110,661
Cash, cash equivalents and restricted cash, beginning of period	75
Cash, cash equivalents and restricted cash, end of period	$110,736

Supplemental disclosure of cash flow information:
Interest paid during the period	$14,174
Purchases of investments from in-kind contribution	(1,499,198)
Proceeds from in-kind contribution	1,416,625
Components of in-kind contributions:
Cash	$84,409
Non-cash assets
Investments, at fair value	$1,499,198
Interest receivable	11,503
Unsettled trades receivable	2,903
Deferred financing costs	6,083
Prepaid expenses and other assets	197
Total non-cash assets	$1,519,884
Liabilities
Revolving credit facility payable	$75,000
Promissory note payable	100,000
Interest and financing fees payable	2,253
Unsettled trades payable	2,821
Due to affiliates	6,285
Accounts payable and accrued expenses	1,309
Total liabilities	$187,668

Total net assets	$1,416,625
(1)     The below activity is based on the change between the in-kind contributions on January 2, 2026 and September 30, 2026 balances.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APS BDC, LLC
Consolidated Schedule of Investments
As of September 30, 2026
(in thousands)
(Unaudited)

Portfolio Company(1)	Footnotes	Holding Company	Reference Rate	Spread		Interest Rate(2)	Maturity Date	Par Amount/Units	Cost(3)	Fair Value	% of Net Assets
First Lien Debt
Aerospace & Defense
Evergreen IX Borrower 2023, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.82%	9/30/30	1,708	$1,708	$1,708	0.12%
Saturn Sound Bidco Limited	(4) (5) (6) (7) (9)	CHS BDC 2 LLC	SOFR +	5.25%		9.01%	12/3/31	349	(3)	(2)	0.00%
Saturn Sound Bidco Limited	(4) (5) (7) (9)	CHS BDC 2 LLC	SOFR +	5.25%		9.01%	12/3/31	1,918	1,902	1,906	0.13%
									3,607	3,612	0.25%
Automobile Components
ABC Group Holdings Inc	(4) (5) (7) (8)	CHS BDC 2 LLC	EURIBOR+	6.13%		8.61%	8/22/31	€70,141	77,271	76,586	5.21%
ABC Group Holdings Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.90%	8/22/31	69,808	67,297	67,297	4.58%
Majco LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.82%	9/23/32	21,680	-	(217)	(0.01%)
Majco LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.56%	9/23/32	70,741	69,700	70,033	4.76%
Majco LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.50%	9/23/32	57,580	57,297	57,004	3.88%
Quality Collision Group LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.90%	3/30/33	1,375	(19)	(10)	0.00%
Quality Collision Group LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.00%	(3.25% PIK)	9.90%	3/30/33	4,125	491	519	0.04%
Quality Collision Group LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.00%	(3.25% PIK)	9.90%	3/30/33	16,503	16,274	16,380	1.11%
Wheels Bidco, Inc	(4) (5) (7)	APS CW SPV LLC	SOFR +	5.25%		9.01%	10/31/31	25,000	24,923	24,813	1.69%
Wheels Bidco, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%		9.01%	10/31/31	19,416	19,259	19,271	1.31%
Wheels Bidco, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.33%	10/31/31	30,800	30,353	30,569	2.08%
									362,846	362,245	24.65%
Building Products
NRO Holdings III Corp	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.94%	7/15/31	2,184	2,175	2,173	0.15%
NRO Holdings III Corp	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%		9.09%	7/15/31	693	684	689	0.05%
NRO Holdings III Corp	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%		9.23%	7/15/30	644	157	157	0.01%
									3,016	3,019	0.21%
Chemicals
ASP Meteor Acquisition Co LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.82%	9/1/29	1,714	1,714	1,714	0.12%
ASP Meteor Acquisition Co LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.82%	9/1/29	269	269	269	0.02%
									1,983	1,983	0.14%
Commercial Services & Supplies
Jensen Hughes, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.50%	9/1/31	420	(3)	-	0.00%
Jensen Hughes, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.50%	9/1/31	721	(6)	-	0.00%
Jensen Hughes, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.50%	9/1/31	1,799	378	395	0.03%
Jensen Hughes, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.50%	9/1/31	6,326	6,276	6,326	0.43%
KAWP Acquisition, Inc	(5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%		9.07%	12/22/32	1,473	429	426	0.03%
KAWP Acquisition, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.91%	(3.28% PIK)	9.73%	12/22/32	9,393	9,328	9,322	0.63%
STV Group, Incorporated	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.65%	3/20/30	1,267	-	-	0.00%
STV Group, Incorporated	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.65%	3/20/31	905	-	-	0.00%
STV Group, Incorporated	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.65%	3/20/31	7,078	7,070	7,078	0.48%

Portfolio Company(1)	Footnotes	Holding Company	Reference Rate	Spread		Interest Rate(2)	Maturity Date	Par Amount/Units	Cost(3)	Fair Value	% of Net Assets
TEI Intermediate LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.51%	12/15/31	964	(2)	(2)	0.00%
TEI Intermediate LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.51%	12/15/31	2,269	1,853	1,865	0.13%
TEI Intermediate LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%	(2.88% PIK)	9.32%	12/15/31	7,299	7,270	7,280	0.50%
									32,593	32,690	2.23%
Construction & Engineering
Astra Service Partners, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.83%	11/26/32	8,742	(86)	(44)	0.00%
Astra Service Partners, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.83%	11/26/32	12,658	12,534	12,595	0.86%
									12,448	12,551	0.86%
Consumer Staples Distribution & Retail
PT Intermediate Holdings III, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.82%	4/9/30	8,130	8,071	8,130	0.55%
									8,071	8,130	0.55%
Diversified Consumer Services
Cambium Learning Group, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.33%	7/20/28	56,136	56,056	53,470	3.64%
Denali Intermediate Holdings, Inc	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	5.50%		9.40%	8/26/32	10,180	2,897	2,494	0.17%
Denali Intermediate Holdings, Inc	(4) (5) (7)	APS CW SPV LLC	SOFR +	5.50%		9.40%	8/26/32	101,038	98,769	95,481	6.49%
Denali Intermediate Holdings, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.40%	8/26/32	2,727	809	668	0.05%
Denali Intermediate Holdings, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.40%	8/26/32	146,168	144,945	138,129	9.39%
									303,476	290,242	19.74%
Financial Services
Cliffwater LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.50%		8.40%	4/22/32	794	(3)	(2)	0.00%
Cliffwater LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.50%		8.40%	4/22/32	4,648	4,628	4,636	0.32%
GC Waves Holdings, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.50%		8.40%	10/4/30	3,821	3,801	3,821	0.26%
GC Waves Holdings, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.50%		8.40%	10/4/30	1,441	1,435	1,441	0.10%
Minotaur Acquisition, Inc	(5) (6) (7)	APS CW SPV LLC	SOFR +	5.00%		9.07%	5/10/30	6,147	(14)	(31)	0.00%
Minotaur Acquisition, Inc	(4) (5) (7)	APS CW SPV LLC	SOFR +	5.00%		9.07%	5/10/30	15,439	15,404	15,361	1.04%
Minotaur Acquisition, Inc	(4) (5) (7)	APS CW SPV LLC	SOFR +	5.00%		9.07%	5/10/30	58,582	58,451	58,289	3.96%
Minotaur Acquisition, Inc	(4) (5) (7)	APS CW SPV LLC	SOFR +	5.00%		9.07%	5/10/30	9,942	9,920	9,892	0.67%
Minotaur Acquisition, Inc	(4) (5) (7)	APS CW SPV LLC	SOFR +	5.00%		9.07%	5/10/30	9,264	9,243	9,217	0.63%
									102,865	102,624	6.98%
Health Care Equipment & Supplies
BVI Medical, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.76%	3/5/32	2,917	2,180	1,683	0.11%
BVI Medical, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.90%	3/5/32	5,417	2,041	1,108	0.08%
BVI Medical, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.25%	(5.00% PIK)	10.07%	3/7/32	71,556	71,032	58,676	3.99%
									75,253	61,467	4.18%
Health Care Providers & Services
Blazing Star Shields Direct Parent, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.51%	8/28/30	4,044	(33)	-	0.00%
Blazing Star Shields Direct Parent, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.51%	8/28/30	99,946	98,523	99,946	6.80%
Coding Solutions Acquisition, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.90%	8/7/31	592	(5)	(6)	0.00%
Coding Solutions Acquisition, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.90%	8/7/31	263	(2)	(3)	0.00%
Coding Solutions Acquisition, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.90%	8/7/31	6,778	6,721	6,711	0.46%
Mountain Parent, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.82%	6/27/31	631	(3)	(3)	0.00%
Mountain Parent, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.82%	6/27/31	5,680	5,658	5,652	0.38%
Mountain Parent, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.70%	6/27/31	589	583	586	0.04%
NextGen Healthcare, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.99%	11/12/29	512	(2)	(3)	0.00%

Portfolio Company(1)	Footnotes	Holding Company	Reference Rate	Spread		Interest Rate(2)	Maturity Date	Par Amount/Units	Cost(3)	Fair Value	% of Net Assets
NextGen Healthcare, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%		8.99%	11/12/30	5,188	5,169	5,162	0.35%
									116,609	118,042	8.03%
Health Care Technology
Greenway Health, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.75%		11.01%	4/2/29	14,823	14,823	14,527	0.99%
Mercury Merger Sub 1 LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.82%	12/17/29	4,538	4,538	4,538	0.31%
									19,361	19,065	1.30%
Hotels, Restaurants & Leisure
AVSC Holding Corp.	(4) (5)	CHS BDC 2 LLC	SOFR +	5.00%		8.90%	12/5/31	134,761	132,634	132,740	9.03%
AVSC Holding Corp.	(4) (5) (6)	APS BDC, LLC	SOFR +	5.00%		8.90%	12/5/29	14,555	5,561	5,582	0.38%
									138,195	138,322	9.41%
Household Durables
Poly-Wood LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.88%		8.78%	3/20/30	1,801	(4)	(9)	0.00%
Poly-Wood LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.88%		8.78%	3/20/30	9,366	9,331	9,319	0.63%
									9,327	9,310	0.63%
Insurance
Integrity Marketing Acquisition, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.00%		8.76%	8/25/28	5,581	5,581	5,581	0.38%
Mai Capital Management Intermediate LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.82%	8/29/31	675	-	-	0.00%
Mai Capital Management Intermediate LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.82%	8/29/31	1,254	1,246	1,254	0.09%
Mai Capital Management Intermediate LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.82%	8/29/31	2,134	2,126	2,134	0.15%
THG Acquisition, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.65%	10/31/31	1,188	1,001	1,003	0.07%
THG Acquisition, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.65%	10/31/31	598	225	226	0.02%
THG Acquisition, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.65%	10/31/31	5,280	5,251	5,254	0.36%
									15,430	15,452	1.07%
IT Services
DigiCert Inc	(5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.65%	7/30/30	6,226	(59)	(202)	(0.01)%
DigiCert Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.75%		9.65%	7/10/30	87,961	87,067	85,102	5.79%
									87,008	84,900	5.78%
Machinery
AI Titan Parent, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.50%		8.40%	8/29/31	738	(3)	(2)	0.00%
AI Titan Parent, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.50%		8.27%	8/29/31	443	263	265	0.02%
AI Titan Parent, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.50%		8.40%	8/29/31	5,907	5,883	5,892	0.40%
Mammoth Holdings, LLC	(4) (5)	CHS BDC 2 LLC	SOFR +	6.00%		10.07%	11/15/30	1,659	1,646	1,609	0.11%
Mammoth Holdings, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.00%		10.08%	11/15/29	848	171	148	0.01%
Mammoth Holdings, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.00%		10.07%	11/15/30	6,601	6,550	6,403	0.44%
NCWS Intermediate, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%		9.07%	12/31/29	1,734	632	494	0.03%
NCWS Intermediate, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%	(2.25% PIK)	9.07%	12/31/29	15,281	14,765	13,830	0.94%
NCWS Intermediate, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%	(2.25% PIK)	9.07%	12/31/29	120	116	109	0.01%
Shape Technologies Group, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	7.25%	(3.00% PIK)	11.15%	9/6/30	89,895	87,202	88,322	6.01%
Truck-Lite Co, LLC	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	4.75%		8.48%	2/13/32	5,333	-	(27)	0.00%
Truck-Lite Co, LLC	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	4.75%		8.48%	2/13/31	5,333	-	(27)	0.00%
Truck-Lite Co, LLC	(4) (5) (7)	APS CW SPV LLC	SOFR +	4.75%		8.77%	2/13/32	1,109	1,109	1,103	0.08%
Truck-Lite Co, LLC	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	4.75%		8.58%	2/13/32	10,702	4,148	4,164	0.28%
Truck-Lite Co, LLC	(4) (5) (7)	APS CW SPV LLC	SOFR +	4.75%		8.48%	2/13/32	51,461	51,461	51,204	3.48%

Portfolio Company(1)	Footnotes	Holding Company	Reference Rate	Spread	Interest Rate(2)	Maturity Date	Par Amount/Units	Cost(3)	Fair Value	% of Net Assets
Truck-Lite Co, LLC	(4) (5) (7)	APS CW SPV LLC	SOFR +	4.75%	8.48%	2/13/32	1,103	1,103	1,098	0.07%
Truck-Lite Co, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%	8.48%	2/13/31	2,316	(9)	(12)	0.00%
Truck-Lite Co, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%	8.77%	2/13/32	481	479	479	0.03%
Truck-Lite Co, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%	8.48%	2/13/32	22,353	22,261	22,241	1.51%
								197,777	197,293	13.42%
Multi-Utilities
USIC Holdings, Inc	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	5.25%	9.01%	9/10/31	8,181	7,211	7,252	0.49%
USIC Holdings, Inc	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	5.50%	9.26%	9/10/31	3,752	3,423	3,457	0.24%
USIC Holdings, Inc	(4) (5) (7)	APS CW SPV LLC	SOFR +	5.50%	9.26%	9/10/31	63,157	62,268	62,841	4.27%
USIC Holdings, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%	9.01%	9/10/31	2,454	2,184	2,175	0.15%
USIC Holdings, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.50%	9.26%	9/10/31	1,126	1,038	1,037	0.07%
USIC Holdings, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.50%	9.26%	9/10/31	18,945	18,869	18,850	1.28%
								94,993	95,612	6.50%
Professional Services
Baker Tilly Advisory Group, LP	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%	8.65%	6/3/31	15,012	15,012	15,012	1.02%
Baker Tilly Advisory Group, LP	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.25%	8.00%	6/3/30	2,794	1,796	1,796	0.12%
GI Apple Intermediate Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.75%	10.65%	4/19/30	1,855	1,848	1,836	0.12%
Law Business Research Inc	(5) (7) (9)	CHS BDC 2 LLC	SOFR +	4.98%	8.64%	5/14/31	50,000	49,220	48,500	3.30%
Navex Topco, Inc	(4) (5) (7)	APS CW SPV LLC	SOFR +	5.00%	8.89%	10/14/32	58,102	57,846	57,957	3.94%
Navex Topco, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.00%	8.89%	10/14/31	503	(1)	(1)	0.00%
Navex Topco, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.00%	8.89%	10/14/32	5,597	5,585	5,583	0.38%
Rimkus Consulting Group, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%	9.32%	4/1/30	678	167	159	0.01%
Rimkus Consulting Group, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%	9.32%	4/1/31	342	341	337	0.02%
Rimkus Consulting Group, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%	9.32%	4/1/31	4,974	4,955	4,900	0.33%
								136,769	136,079	9.24%
Real Estate Management & Development
Associations, Inc.	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	6.50%	10.52%	7/3/28	1,835	(4)	-	0.00%
Associations, Inc.	(4) (5) (7)	APS CW SPV LLC	SOFR +	6.50%	10.52%	7/3/28	2,971	2,956	2,971	0.20%
Associations, Inc.	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	6.50%	10.52%	7/3/28	2,272	1,300	1,311	0.09%
Associations, Inc.	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	6.50%	10.52%	7/3/28	281	62	63	0.00%
Associations, Inc.	(4) (5) (7)	APS CW SPV LLC	SOFR +	6.50%	10.52%	7/3/28	28,959	28,811	28,959	1.97%
Associations, Inc.	(4) (5) (6) (7)	APS CW SPV LLC	SOFR +	6.50%	10.49%	7/2/28	3,326	3,309	3,326	0.23%
Associations, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.50%	10.52%	7/3/28	87	-	-	0.00%
Associations, Inc.	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.50%	10.52%	7/3/28	107	62	62	0.00%
Associations, Inc.	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.50%	10.52%	7/3/28	1,367	1,367	1,367	0.09%
								37,863	38,059	2.58%
Software
CF Newco, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	6.00%	9.84%	12/10/29	6,500	2,222	2,275	0.15%
CF Newco, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.00%	9.84%	12/10/29	39,592	39,527	39,592	2.69%
CF Newco, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.25%	10.09%	12/10/29	25,415	25,194	25,415	1.73%
Everbridge Holdings, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.00%	8.73%	7/2/31	1,277	-	-	0.00%
Everbridge Holdings, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.00%	8.73%	7/2/31	3,171	1,230	1,230	0.08%
Everbridge Holdings, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.00%	8.73%	7/2/31	12,549	12,549	12,549	0.85%
GovDelivery Holdings, LLC	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.25%	9.07%	1/17/31	470	-	-	0.00%

Portfolio Company(1)	Footnotes	Holding Company	Reference Rate	Spread		Interest Rate(2)	Maturity Date	Par Amount/Units	Cost(3)	Fair Value	% of Net Assets
GovDelivery Holdings, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.25%	(2.25% PIK)	9.07%	1/17/31	509	509	509	0.03%
GovDelivery Holdings, LLC	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	5.75%	(2.25% PIK)	9.57%	1/17/31	3,433	3,433	3,433	0.23%
Hyland Software, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.82%	9/19/29	764	(2)	-	0.00%
Hyland Software, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	4.75%		8.82%	9/19/30	15,680	15,633	15,680	1.07%
PDI TA Holdings, Inc	(4) (5) (6) (7)	CHS BDC 2 LLC	SOFR +	5.50%		9.32%	2/3/31	659	643	629	0.04%
PDI TA Holdings, Inc	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	6.00%	(2.50% PIK)	9.82%	2/3/31	7,952	7,769	7,594	0.52%
Polaris Newco LLC	(4) (7)	APS CW SPV LLC	SOFR +	4.00%		8.08%	6/2/28	148,825	135,551	139,818	9.45%
Starlight Parent, LLC	(7)	APS CW SPV LLC	SOFR +	4.00%		7.95%	4/16/32	99,248	92,869	89,654	6.10%
									337,127	338,378	22.94%
First Lien Debt Total									$2,096,617	$2,069,075	140.69%
Second Lien Debt
Health Care Technology
Gainwell Acquisition Corp	(4) (5) (7)	CHS BDC 2 LLC	SOFR +	8.50%	(0.50% PIK)	12.22%	11/19/31	91,539	87,210	89,709	6.10%
									87,210	89,709	6.10%
Real Estate Management & Development
OD Intermediate Subi Holdco II LLC	(5)	CHS BDC 2 LLC		12.50%		12.50%	2/25/29	33,333	33,231	33,333	2.27%
									33,231	33,333	2.27%
Software
Starlight Parent, LLC	(5) (7)	CHS BDC 2 LLC	SOFR +	6.00%		9.95%	4/18/33	47,500	46,049	41,800	2.84%
									46,049	41,800	2.84%
Second Lien Debt Total									$166,490	$164,842	11.21%
Warrants
Insurance
MHH Healthcare, L.P.	(5)	CHS BDC 2 LLC						4,682	-	4,401	0.30%
									-	4,401	0.30%
Warrants Total									$-	$4,401	0.30%
Total Investments - non-controlled/non-affiliated									$2,263,107	$2,238,318	152.20%

(1)    Unless otherwise indicated, debt investments held by APS BDC, LLC (the "Company," which such term shall include the Company’s subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. Dollars. All debt investments are income producing unless otherwise indicated.
(2)    Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to a benchmark rate, including the Secured Overnight Financing Rate ("SOFR"), the Euro Interbank Offered Rate ("EURIBOR"), or an alternate base rate (commonly based on the U.S. Prime Rate ("PRIME"), unless otherwise noted) at the borrower's option, which generally resets periodically. SOFR loans are typically indexed to 12-month, 6-month, 3-month or 1-month SOFR rates. EURIBOR loans are typically indexed to the applicable EURIBOR tenor. For each such loan, the Company has provided the interest rate in effect on the date presented.
(3)    The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)    Loan includes interest rate floor feature.st
(5)    Investment valued using unobservable inputs (Level 3). See "Note 5. Fair Value of Investments" provided with these Consolidated Financial Statements for more information.
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

Portfolio Company	Holding Company	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AI Titan Parent, Inc.	CHS BDC 2 LLC	Delayed Draw Term Loan	11/16/2026	$177	$-
AI Titan Parent, Inc.	CHS BDC 2 LLC	Revolver	8/29/2031	738	(2)
Associations, Inc.	CHS BDC 2 LLC	Delayed Draw Term Loan	7/2/2028	45	-
Associations, Inc.	APS CW SPV LLC	Delayed Draw Term Loan	7/2/2028	961	-
Associations, Inc.	APS CW SPV LLC	Delayed Draw Term Loan	7/2/2028	217	-
Associations, Inc.	APS CW SPV LLC	Revolver	7/3/2028	1,835	-
Associations, Inc.	CHS BDC 2 LLC	Revolver	7/3/2028	87	-
Astra Service Partners, LLC	CHS BDC 2 LLC	Delayed Draw Term Loan	8/12/2028	8,742	(44)
AVSC Holding Corp.	APS BDC, LLC	Revolver	12/5/2029	8,791	(110)
Baker Tilly Advisory Group, LP	CHS BDC 2 LLC	Revolver	6/3/2030	998	-
Blazing Star Shields Direct Parent, LLC	CHS BDC 2 LLC	Revolver	8/28/2030	4,044	-
BVI Medical, Inc.	CHS BDC 2 LLC	Delayed Draw Term Loan	9/7/2027	708	(128)
BVI Medical, Inc.	CHS BDC 2 LLC	Revolver	3/7/2032	3,333	(600)
CF Newco, Inc	CHS BDC 2 LLC	Revolver	12/10/2029	4,225	-
Cliffwater LLC	CHS BDC 2 LLC	Revolver	4/22/2032	794	(2)
Coding Solutions Acquisition, Inc.	CHS BDC 2 LLC	Delayed Draw Term Loan	5/15/2027	263	(3)
Coding Solutions Acquisition, Inc.	CHS BDC 2 LLC	Revolver	8/7/2031	592	(6)
Denali Intermediate Holdings, Inc	CHS BDC 2 LLC	Revolver	8/26/2032	1,909	(105)
Denali Intermediate Holdings, Inc	APS CW SPV LLC	Revolver	8/26/2032	7,126	(392)
DigiCert Inc	CHS BDC 2 LLC	Revolver	7/30/2030	6,226	(202)
Everbridge Holdings, LLC	CHS BDC 2 LLC	Revolver	7/2/2031	1,277	-
GovDelivery Holdings, LLC	CHS BDC 2 LLC	Revolver	1/17/2031	470	-
Heron UK Topco Limited (10)	CHS BDC 2 LLC	Delayed Draw Term Loan	7/20/2029	75,000	-
Hyland Software, Inc	CHS BDC 2 LLC	Revolver	9/19/2029	764	-
Jensen Hughes, Inc.	CHS BDC 2 LLC	Revolver	8/29/2031	721	-
KAWP Acquisition, Inc	CHS BDC 2 LLC	Revolver	12/22/2032	1,036	(8)
Mai Capital Management Intermediate LLC	CHS BDC 2 LLC	Revolver	8/29/2031	675	-
Majco LLC	CHS BDC 2 LLC	Delayed Draw Term Loan	9/23/2027	21,680	(217)
Mammoth Holdings, LLC	CHS BDC 2 LLC	Revolver	11/15/2029	675	(20)
Minotaur Acquisition, Inc	APS CW SPV LLC	Revolver	5/10/2030	6,147	(31)
Mountain Parent, Inc	CHS BDC 2 LLC	Revolver	6/27/2031	631	(3)
Navex Topco, Inc	CHS BDC 2 LLC	Revolver	10/14/2031	503	(1)

Portfolio Company	Holding Company	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
NCWS Intermediate, Inc.	CHS BDC 2 LLC	Revolver	12/31/2029	1,075	(102)
NextGen Healthcare, Inc.	CHS BDC 2 LLC	Revolver	11/9/2029	512	(3)
NRO Holdings III Corp	CHS BDC 2 LLC	Revolver	7/15/2030	323	(2)
NRO Holdings III Corp	CHS BDC 2 LLC	Revolver	7/15/2030	161	(1)
Poly-Wood LLC	CHS BDC 2 LLC	Revolver	3/20/2030	1,801	(9)
Quality Collision Group LLC	CHS BDC 2 LLC	Delayed Draw Term Loan	3/30/2028	3,575	(27)
Quality Collision Group LLC	CHS BDC 2 LLC	Revolver	3/30/2033	1,375	(10)
Rimkus Consulting Group, Inc	CHS BDC 2 LLC	Revolver	4/1/2030	509	(8)
Saturn Sound Bidco Limited	CHS BDC 2 LLC	Delayed Draw Term Loan	12/3/2026	349	(2)
STV Group, Incorporated	CHS BDC 2 LLC	Revolver	3/20/2030	1,267	-
STV Group, Incorporated	CHS BDC 2 LLC	Delayed Draw Term Loan	3/20/2027	905	-
TEI Intermediate LLC	CHS BDC 2 LLC	Delayed Draw Term Loan	12/14/2026	398	(1)
TEI Intermediate LLC	CHS BDC 2 LLC	Revolver	12/15/2031	964	(2)
THG Acquisition, LLC	CHS BDC 2 LLC	Delayed Draw Term Loan	10/31/2026	178	(1)
THG Acquisition, LLC	CHS BDC 2 LLC	Revolver	10/31/2031	369	(2)
Truck-Lite Co, LLC	APS CW SPV LLC	Delayed Draw Term Loan	2/13/2031	6,485	(32)
Truck-Lite Co, LLC	APS CW SPV LLC	Delayed Draw Term Loan	2/13/2031	5,333	(27)
Truck-Lite Co, LLC	APS CW SPV LLC	Revolver	2/13/2030	5,333	(27)
Truck-Lite Co, LLC	CHS BDC 2 LLC	Revolver	2/13/2030	2,316	(12)
USIC Holdings, Inc	APS CW SPV LLC	Delayed Draw Term Loan	11/30/2026	276	(1)
USIC Holdings, Inc	CHS BDC 2 LLC	Delayed Draw Term Loan	11/30/2026	83	-
USIC Holdings, Inc	CHS BDC 2 LLC	Revolver	9/10/2031	266	(1)
USIC Holdings, Inc	APS CW SPV LLC	Revolver	9/10/2031	888	(4)
Total Unfunded Commitments				$196,131	$(2,148)
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
(8)Position or portion thereof unsettled as of September 30, 2026.
(9)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, non-qualifying assets totaled 2.1% of the Company’s total assets.

(10)The Company and CHS Europe Investment Pte. Ltd. (an outside entity advised by APS SG Management Ltd., an affiliate of an investment adviser to the Company) have a shared commitment related to a term loan in the amount of approximately $75 million. Each entity is legally responsible for the whole amount and the borrower chooses which entity to draw from. The Company has disclosed the full unfunded commitment in the table above reflecting the maximum potential liability for the Company and CHS Europe Investment Pte. Ltd.

As of September 30, 2026, the Company's estimated net unrealized loss for federal tax purposes was $31.7 million based on an estimated tax basis of $2,270.0 million. As of September 30, 2026, the Company's estimated aggregate gross unrealized loss for federal income tax purposes was $48.0 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $16.3 million.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APS BDC, LLC
Notes to Consolidated Financial Statements
September 30, 2026
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
The Company is managed by OHA Private Credit Advisors II, L.P., a Delaware limited partnership (the “OHA Adviser”), and APS US Management LLC, a Delaware limited liability company (the “Aranda Adviser” and together with the OHA Adviser, the “Advisers”). Subject to the supervision of the Company’s board of directors (the “Board”), the Advisers manage the day-to-day operations of the Company and provide the Company with investment advisory and management services. The OHA Adviser is a wholly owned subsidiary of Oak Hill Advisors, L.P. ("OHA"). The Aranda Adviser is an indirect wholly owned subsidiary of Temasek Holdings (Private) Limited (“Temasek”), a global investment company headquartered in Singapore.
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
Capital Commitments
The Unitholder previously committed $500.0 million to be managed by the OHA Adviser (the “OHA Commitment”), with the initial purchase price of the OHA Seed Portfolio counting against the OHA Commitment. The Company expects for the OHA Commitment to be fully deployed within three years from the date it commenced operations, which was January 2, 2026 (the “OHA Commitment Deployment Period”). The OHA Commitment is subject to recycling during the OHA Commitment Deployment Period. As of September 30, 2026, the amount of the OHA Commitment deployed was $390.1 million.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash, cash equivalents and restricted cash with high credit-quality institutions to minimize credit risk exposure, and the Company's management believes the risk of loss associated with any uninsured balances is remote. As of September 30, 2026, the Company had $48.1 million of restricted cash. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company's financing transactions. The Company considers certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities as cash equivalents. As of September 30, 2026, cash equivalents included $108.4 million invested in money market funds, valued based on Level 1 inputs. The following table shows the Company’s money market fund investments as of September 30, 2026 (dollars in thousands):

Money Market Fund	Amount	Percentage of Net Assets
BlackRock Liquidity Funds FedFund - Institutional	$2,231	0.15%
JP Morgan USD Treasury - Institutional	106,184	7.22%
Total	$108,415	7.37%

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

Foreign Currency Translation
The Company's books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars using the applicable period-end spot exchange rates. Realized gains and losses and changes in unrealized gains and losses on non-investment assets and liabilities denominated in foreign currencies are reflected in the Consolidated Statements of Operations as “Foreign currency transactions” within net realized gains (losses) and “Translations of assets and liabilities in foreign currencies” within net change in unrealized appreciation (depreciation), respectively.
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2026, there were no loans on non-accrual status.
Valuation of Portfolio Investments
Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the OHA Adviser as the Company’s “valuation designee” to determine the valuation of the Company’s investments for which market quotations are not readily available. The OHA Adviser values the investments owned by the Company in accordance with the Company's valuation policies and procedures, subject at all times to the oversight of the Board. The OHA Adviser determines the fair value of the Company’s investments for which market quotations are not readily available in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Investments that are listed or traded on an exchange and are freely transferable are valued at the last sales price on the date of valuation or, in the absence of a sale on such date, in the case of long positions, at the last bid price and, in the case of short positions, at the last ask price, on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available are typically valued at such market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is deemed to be unreliable, the OHA Adviser attempts to obtain quotes from at least two principal market makers or primary market dealers. If, after reasonable efforts, only one broker-dealer quote is obtained for an investment, that quote may be used. Generally, investments marked in this manner are marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the OHA Adviser utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations.
Investments that are not publicly traded or whose market prices are not readily available are valued at a price that reflects such security’s fair value, as determined in good faith by the OHA Adviser pursuant to procedures adopted by, and under the oversight of, the Board, based on, among other things, the input of the Advisers, the Audit Committee of the Board and independent valuation firms engaged by the OHA Adviser to review the Company’s investments.
With respect to the valuation of investments for which market quotations are not readily available, the OHA Adviser undertakes a multi-step valuation process in connection with determining the fair value of its investments for which reliable market quotations are not readily available, which includes, among other procedures, the following:
•each investment is reviewed by each Adviser's valuation team in conjunction with the Advisers’ investment professionals responsible for each portfolio investment, as applicable;
•independent valuation firms engaged by the OHA Adviser prepare valuations of each investment that constitutes a material portion of the Company’s portfolio, as determined by the Company. The independent valuation firms provide a range of values on such investments to the OHA Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•the OHA Adviser’s valuation committee with respect to the Company (the “Valuation Committee”) reviews each valuation recommendation to confirm they have been calculated in accordance with the Company’s valuation policy and when applicable, compares such valuations to the independent valuation firms’ valuation ranges to ensure the Advisers’ valuations are reasonable;
•the Valuation Committee then determines, in good faith, the fair value of each of the Company’s portfolio investments; and
•the Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.

As part of the valuation process, the OHA Adviser takes into account relevant factors in determining the fair value of the Company’s investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant: the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions; the nature and realizable value of any collateral; the portfolio company’s ability to make payments based on its earnings and cash flow; the markets in which the portfolio company does business; and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the OHA Adviser uses the pricing indicated by the external event to corroborate and/or assist in valuation.
The OHA Adviser receives preliminary valuation information from the Aranda Adviser with respect to investments managed by the Aranda Adviser. The OHA Adviser reviews the relevant information and, in its role as valuation designee, makes the final valuation determination for the relevant investments in a manner consistent with the Company’s valuation policies and procedures.
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
Receivables/Payables from Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of September 30, 2026, the Company had $0.2 million of receivables for investments sold. As of September 30, 2026, the Company had no payables for investments purchased.
Income Taxes
The Company intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under the Code. So long as the Company maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to the Unitholder as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company's Unitholder and will not be reflected in the financial statements of the Company.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through September 30, 2026.
Distributions
Distributions to the Unitholder are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. During the period from January 2, 2026 (commencement of operations) through September 30, 2026, no distributions were declared on the Company's Units. The Company intends to declare and pay distributions in amounts sufficient to satisfy the annual distribution requirements necessary to qualify as a RIC and to avoid the imposition of U.S. federal excise tax.
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
In September 2026, the FASB issued ASU 2026-03, "Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions" (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect the adoption of ASU 2026-03 to have a material effect on its consolidated financial statements.
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
For the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026, the Company incurred $6.9 million and $17.5 million, respectively, in Aranda Base Management Fees, $6.9 million of which remained payable to the Aranda Adviser as of September 30, 2026.
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
For the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026, the Company incurred $6.8 million and $16.7 million, respectively, in Aranda Performance Fees, $16.7 million of which remained payable to the Aranda Adviser as of September 30, 2026.
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
For the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026, the Company incurred $0.5 million and $1.4 million, respectively, in OHA Base Management Fees, approximately $1.0 million of which remained payable to the OHA Adviser as of September 30, 2026.

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
For the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026, the Company incurred $0.5 million and $1.4 million, respectively, in OHA Incentive Fees, $1.0 million of which remained payable to the OHA Adviser as of September 30, 2026.

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
For the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026, the Company accrued $0.1 million and $0.8 million, respectively, in fees payable to the Administrator pursuant to the Administration Agreement.
The sub-administrator is compensated for performing its sub-administrative services under the sub-administration agreement. For the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026, the Company incurred expenses related to the sub-administrator of $0.2 million and $0.7 million, respectively, which is included in other general & administrative expenses on the Consolidated Statements of Operations and the payable included in “accounts payable and accrued expenses” in the Consolidated Statements of Assets and Liabilities, respectively.
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

Note 4.     Investments
The following table presents the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2026 (dollar amounts in thousands):

	September 30, 2026
Investments	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value
First Lien Debt	$2,096,617	$2,069,075	92.4%
Second Lien Debt	166,490	164,842	7.4%
Warrants	-	4,401	0.2%
Total Investments	$2,263,107	$2,238,318	100.0%
The geographic composition of the Company's investments as a percentage of fair value as of September 30, 2026 was as follows (dollar amounts in thousands):

	September 30, 2026
	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value	Fair Value as Percentage of Net Assets
United States	$2,261,207	$2,236,414	99.9%	152.1%
United Kingdom	1,900	1,904	0.1%	0.1%
Total	$2,263,107	$2,238,318	100.0%	152.2%

The industry composition of the Company's investments as a percentage of total investments at fair value as of September 30, 2026 was as follows:

Industry	Percentage of Total Investments at Fair Value
Software	16.9%
Automobile Components	16.1%
Diversified Consumer Services	12.9%
Machinery	8.8%
Hotels, Restaurants & Leisure	6.2%
Professional Services	6.1%
Health Care Providers & Services	5.3%
Health Care Technology	4.9%
Financial Services	4.6%
Multi-Utilities	4.3%
IT Services	3.8%
Real Estate Management & Development	3.2%
Health Care Equipment & Supplies	2.7%
Commercial Services & Supplies	1.5%
Insurance	0.9%
Construction & Engineering	0.6%
Household Durables	0.4%
Consumer Staples Distribution & Retail	0.4%
Aerospace & Defense	0.2%
Building Products	0.1%
Chemicals	0.1%
Total	100.0%
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
The following table presents the fair value hierarchy of the Company's investments as of September 30, 2026 (dollar amounts in thousands).

	Fair Value Hierarchy as of September 30, 2026
Description	Level 1	Level 2	Level 3	Total
First Lien Debt	-	229,472	1,839,603	2,069,075
Second Lien Debt	-	-	164,842	164,842
Warrants	-	-	4,401	4,401
Total	-	$229,472	$2,008,846	$2,238,318

The following tables presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026 respectively (dollar amounts in thousands):

Three Months Ended September 30, 2026	First Lien Debt	Second Lien Debt		Warrants	Total
Fair value, beginning of period	$1,551,300	$166,497		$3,511	$1,721,308
Purchase of investments from in-kind contributions	-	-		-	-
Purchase of investments, net(1)	330,506	-		-	330,506
Proceeds from sales and principal payments, net	(31,822)	(6,791)		-	(38,613)
Realized gain (loss) on investments	(2)	-		-	(2)
Net change in unrealized appreciation/(depreciation)	(11,754)	4,646		890	(6,218)
Net accretion of discount and amortization of investments	1,375	490		-	1,865
Transfers into (out of) Level 3(2)	-	-		-	-
Fair value, end of period	$1,839,603	$164,842		$4,401	$2,008,846
Net change in unrealized appreciation / (depreciation) related to financial instruments still held as of September 30, 2026	$(11,761)	$5,639	5,639	$890	$(5,232)
(1) Purchases include PIK interest, if applicable.
(2) During the three months ended September 30, 2026, there were no transfers in or out of Level 3.

Period from January 2, 2026 (commencement of operations) through September 30, 2026	First Lien Debt		Second Lien Debt		Warrants		Total
Fair value, beginning of period	$-		$-		$-		$-
Purchase of investments from in-kind contributions	1,235,964		221,655		3,511		1,461,130
Purchases of investments, net(1)	712,243		-		-		712,243
Proceeds from sales and principal payments, net	(79,962)		(54,526)		-		(134,488)
Realized gain (loss) on investments	3		-		-		3
Net change in unrealized appreciation/(depreciation)	(31,235)		(2,646)		890		(32,991)
Net accretion of discount and amortization of investments	2,590		359		-		2,949
Transfers into (out of) Level 3(2)	-		-		-		-
Fair value, end of period	$1,839,603	$-	$164,842	$-	$4,401	$-	$2,008,846
Net change in unrealized appreciation / (depreciation) related to financial instruments still held as of September 30, 2026	$(31,673)		$(1,734)		$890		$(32,517)
(1) Purchases include PIK interest, if applicable.
(2) During the period from January 2, 2026 (commencement of operations) through September 30, 2026, there were no transfers in or out of Level 3.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2026. The table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the OHA Adviser’s determination of fair value.

	September 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range/Input (Weighted Average)
First Lien Debt	$1,695,720	Discounted Cash Flow	Comparative Yield	8.9% - 15.2% (10.8%)
First Lien Debt	143,883	Precedent Transaction	Transaction Price	N/A
Total First Lien Debt	$1,839,603
Second Lien Debt	$164,842	Discounted Cash Flow	Comparative Yield	13.2% - 13.7% (13.5%)
Total Second Lien Debt	$164,842
Warrants	$4,401	Market Comparable	EBITDA Multiple	5.5x
Total Warrants	$4,401
Total	$2,008,846
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
Note 6.     Debt
In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026, the Company’s asset coverage ratio was 270%.
The following table shows the Company’s outstanding debt as of September 30, 2026 (dollar amounts in thousands):

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
JPM Credit Facility(1)	$1,500,000	$867,151	$632,849	$867,151
Total	$1,500,000	$867,151	$632,849	$867,151
(1) The carrying value of this debt obligation generally approximates fair value due to its variable interest rate. The fair value of this debt obligation would be categorized as Level 2 under the ASC 820 hierarchy.

JPM Credit Facility
On September 30, 2025, the Affiliated Fund entered into a senior secured revolving credit agreement, as Borrower, with JPMorgan Chase Bank, N.A., which the Company acquired as part of the Formation Transactions (as amended, the “JPM Credit Agreement” or the “JPM Credit Facility”). JPMorgan Chase Bank, N.A. serves as administrative agent and U.S. Bank Trust Company, National Association serves as collateral agent.
The original facility amount available under the JPM Credit Agreement was $750.0 million. Pursuant to the JPM Credit Agreement, the Affiliated Fund, subject to certain conditions, had the option to increase the amount available under the JPM Credit Agreement by an additional $250.0 million. The Affiliated Fund exercised this option on June 30, 2026, resulting in a total commitment amount under the JPM Credit Agreement of $1.0 billion. On August 24, 2026, the JPM Credit Agreement was amended to increase the aggregate commitment amount from $1.0 billion to $1.5 billion and increase the applicable interest rate on borrowings from three-month SOFR plus 1.75% per annum to three-month SOFR plus 1.82% per annum. The JPM Credit Facility includes customary affirmative and negative covenants, including certain limitations on the occurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Borrowings under the JPM Credit Facility bear interest at SOFR plus 1.82%. The Company pays an unused commitment fee of 0.50% per annum, or, during the ramp-up period, 0.35% per annum. The "ramp-up period" means the period from the effective date to, but excluding, June 30, 2026. In addition, the Company pays a utilization fee of 1.4% per annum. The JPM Credit Facility will mature on September 30, 2030.
As of September 30, 2026, there were $867.2 million of borrowings outstanding under the JPM Credit Facility.
For the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026, the components of interest expense related to the JPM Credit Facility were as follows (dollar amounts in thousands):

	Three Months Ended September 30, 2026	Period from January 2, 2026 (commencement of operations) through September 30, 2026
Interest expense related to the JPM Credit Facility	$10,546	$18,866
Unused facility fee	568	1,340
Utilization fee	127	1,433
Amortization of deferred financing costs	518	1,178
Total interest and financing expenses on JPM Credit Facility	$11,759	$22,817
During the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026, the weighted average borrowing and weighted average interest rate on the JPM Credit Facility was $790.5 million and $462.1 million, and 5.39% and 5.40%, respectively.

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

As of September 30, 2026, the outstanding principal balance under the Promissory Note was nil. Interest expenses incurred in relation to the Promissory Note for the three months ended September 30, 2026 and the period from January 2, 2026 (commencement of operations) through September 30, 2026 were as follows (dollar amounts in thousands):

	Three Months Ended September 30, 2026	Period from January 2, 2026 (commencement of operations) through September 30, 2026
Interest expense related to the Promissory Note	$-	$752
Total interest and financing expenses on Promissory Note	$-	$752
Note 7.     Segment Reporting
The Company operates through a single operating and reporting segment. The chief operating decision maker (the “CODM”) function is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, which evaluates the performance of the Company and which intends to operate under the specific regulatory requirements of the 1940 Act. The CODM function utilizes key metrics including, but not limited to, net increase (decrease) in net assets resulting from operations for determining the Company’s investment strategy, capital allocation, expense structure, and potential significant transactions. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026, the composition of the Company's unfunded commitments was as follows (dollar amounts in thousands):

Unfunded Par Amount as of
September 30, 2026
Unfunded delayed draw term loan commitments(1)	$125,375
Unfunded revolver commitments	70,756
Total unfunded commitments	$196,131
(1) Included in the unfunded delayed draw term loan commitments above is an approximately $75.0 million commitment related to Heron UK Topco Limited. The Company and CHS Europe Investment Pte. Ltd. (an outside entity advised by APS SG Management Ltd., an affiliate of the Aranda Adviser) share this commitment. Each entity is legally obligated for the full commitment amount, and the borrower may elect which entity will fund any drawdowns. Accordingly, the Company has disclosed the full unfunded commitment amount in the table above, representing its maximum contractual exposure under the arrangement.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, the Company's management was not aware of any pending or threatened litigation.
Note 9. Net Assets
Issuance of Equity Securities
As of September 30, 2026, the Company had 75,000,000 Units issued and outstanding with a par value of $0.001 per Unit. During the period from January 2, 2026 (commencement of operations) through September 30, 2026, the Company did not issue any Units.
During the period from January 2, 2026 (commencement of operations) through September 30, 2026, the Company received capital in-kind contributions of $1,416.6 million, which increased the net asset value per Unit by $18.89.
Distributions
During the period from January 2, 2026 (commencement of operations) through September 30, 2026, there were no distributions declared by the Company.

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

Note 11. Financial Highlights
The following per Unit data has been derived from information provided on the consolidated financial statements. The following is a schedule of financial highlights for the period from January 2, 2026 (commencement of operations) through September 30, 2026. No comparative information has been presented, as the Company commenced operations on January 2, 2026.

Per Unit operating performance:	Period from January 2, 2026 (commencement of operations) through September 30, 2026
Net asset value, beginning of period	$-
Results of operations:
Net investment income(1)	1.14
Net realized gains (losses) and unrealized appreciation (depreciation)(2)	(0.42)
Net increase (decrease) in net assets resulting from operations	0.72
Contributions in-kind	18.89
Net increase in net assets resulting from contributions	18.89
Net asset value, end of period	$19.61

Units outstanding, end of period	75,000,000
Ratio/Supplemental data:
Net assets, end of period	$1,470,649
Total return(3)	3.8%
Portfolio turnover(4)	14.3%
Ratio of net expenses to average net assets(5)	6.0%
Ratio of net investment income to average net assets(5)	8.0%
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
Note 12. Subsequent Events
The Company’s management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there were no subsequent events occurring during such period that would require disclosure in this Quarterly Report on Form 10-Q or that would be required to be recognized in the consolidated financial statements as of September 30, 2026, except as disclosed below.
Distributions
On November 2, 2026, the Company declared a distribution of $1.59 per Unit, or $119,518, all of which is payable on or around December 31, 2026 to the Unitholder of record as of December 31, 2026.
Administration Agreement

On November 2, 2026, the Board approved the renewal of the Company's Administration Agreement for an additional one-year term expiring January 2, 2028.

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
•actual and potential conflicts of interest with OHA Private Credit Advisors II, L.P. (the "OHA Adviser"), APS US Management LLC (the “Aranda Adviser” and collectively with the OHA Adviser, the "Advisers"), and their affiliates;
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
We are managed by OHA Private Credit Advisors II, L.P. (the "OHA Adviser") and APS US Management LLC (the "Aranda Adviser" and together with the OHA Adviser, the "Advisers"), both of which act as investment advisers to us pursuant to investment advisory agreements dated as of January 2, 2026 with each (respectively, the "OHA Advisory Agreement" and the "Aranda Advisory Agreement" and collectively, the "Advisory Agreements"). The OHA Adviser is registered under the Investment Advisers Act of 1940, as amended. The OHA Adviser is a wholly owned subsidiary of Oak Hill Advisors, L.P. The Aranda Adviser is an indirect wholly owned subsidiary of Temasek Holdings (Private) Limited (“Temasek”), a global investment company headquartered in Singapore. Subject to the supervision of our board of directors (the “Board”), each of the Advisers provides investment advisory and management services to us in accordance with the provisions of their respective Advisory Agreement with us, and each Adviser is responsible for managing a portion of our assets. The OHA Adviser also serves as our administrator (in such capacity, the "Administrator") pursuant to an administration agreement (the “Administration Agreement”). Pursuant to the Administration Agreement, we have retained Harmonic Fund Services to perform some of the Administrator’s obligations under the Administration Agreement as a sub-administrator.
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
Capital Commitments
In connection with the Private Offering and the OHA Formation Transaction, the Unitholder committed $500.0 million to be managed by the OHA Adviser (the “OHA Commitment”), with the initial purchase price of the OHA Seed Portfolio counting against the OHA Commitment. We expect the OHA Commitment to be fully called and deployed within three years from January 2, 2026, the date we commenced operations (the “OHA Commitment Deployment Period”). The OHA Commitment is subject to recycling during the OHA Commitment Deployment Period. As of September 30, 2026, the amount of the OHA Commitment deployed was $390.1 million.
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
Pursuant to the Administration Agreement, we also reimburse the Administrator for the allocable portion of compensation, overhead (including rent, IT assistance, office equipment and utilities), and other expenses incurred by the Administrator in performing management and administrative services for us, including compensation paid by the Administrator or its affiliates to our Chief Financial Officer, Chief Compliance Officer and their respective teams (including any third-party staff leveraged by such personnel to perform services for us), investor relations personnel, operations personnel and other non-investment professionals who spend time on services for us (based on the percentage of time those individuals devote, on a reasonable estimated basis, to our business and affairs).
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
Portfolio and Investment Activity
On January 2, 2026, immediately prior to our electing to be regulated as a BDC under the 1940 Act, we acquired the Seed Portfolio, which consisted of loans with an aggregate fair value of approximately $1,499.2 million to 52 portfolio companies (including undrawn commitments of revolving credit facilities and delayed draw term loans) and cash and other assets totaling $105.1 million.
As of September 30, 2026, based on fair value, our portfolio consisted of 92.4% first lien debt investments, 7.4% second lien debt investments, and 0.2% warrants.
As of September 30, 2026, we had investments in portfolio companies with an aggregate fair value of approximately $2,238.3 million.

Our investment activity for the period from January 2, 2026 (commencement of operations) through September 30, 2026 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands).

Period from January 2, 2026 (commencement of operations) through September 30, 2026

Total investments, beginning of period	$-
New investments purchased(1)	1,032,293
New investments acquired through in-kind contribution	1,491,980
Net accretion of discount on investments	12,063
Net realized gain (loss) on investments	(2)
Investments sold or repaid	(273,227)
Total investments, end of period	$2,263,107

Weighted average yield on debt and income producing investments, at amortized cost(2)	10.5%
Weighted average yield on debt and income producing investments, at fair value(2)	10.5%
Number of portfolio companies	54
Percentage of debt investments bearing a floating rate, at fair value	98.5%
Percentage of debt investments bearing a fixed rate, at fair value	1.5%
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

As of September 30, 2026, our investments consisted of the following (dollar amounts in thousands):

	September 30, 2026
Investments	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value
First Lien Debt	$2,096,617	$2,069,075	92.4%
Second Lien Debt	166,490	164,842	7.4%
Warrants	-	4,401	0.2%
Total Investments	$2,263,107	$2,238,318	100.0%

The industry composition of our investments as a percentage of our total investments based on fair value as of September 30, 2026 was as follows:

Industry	Percentage of Total Investments at Fair Value
Software	16.9%
Automobile Components	16.1%
Diversified Consumer Services	12.9%
Machinery	8.8%
Hotels, Restaurants & Leisure	6.2%
Professional Services	6.1%
Health Care Providers & Services	5.3%
Health Care Technology	4.9%
Financial Services	4.6%
Multi-Utilities	4.3%
IT Services	3.8%
Real Estate Management & Development	3.2%
Health Care Equipment & Supplies	2.7%
Commercial Services & Supplies	1.5%
Insurance	0.9%
Construction & Engineering	0.6%
Household Durables	0.4%
Consumer Staples Distribution & Retail	0.4%
Aerospace & Defense	0.2%
Building Products	0.1%
Chemicals	0.1%
Total	100.0%
The geographic composition of our investments based on fair value as of September 30, 2026 was as follows (dollar amounts in thousands):

	September 30, 2026
	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value	Fair Value as Percentage of Net Assets
United States	$2,261,207	$2,236,414	99.9%	152.1%
United Kingdom	1,900	1,904	0.1%	0.1%
Total	$2,263,107	$2,238,318	100.0%	152.2%
Portfolio Asset Quality
Our Advisers have developed risk rating methodologies for a systematic approach to portfolio monitoring. The Company maintains a credit monitoring program designed to evaluate the quality of its debt investments on an ongoing basis. As part of this program, the Advisers assign an internal risk rating to each investment based on a range of quantitative and qualitative factors. These factors include, but are not limited to, the portfolio company’s financial performance relative to expectations, liquidity position, leverage profile, covenant compliance, industry outlook, and overall market conditions. The risk ratings are reviewed and updated on a quarterly basis by the Advisers' investment professionals and are subject to oversight by senior management and the Board of Directors. The internal risk rating systems are intended to provide an assessment of the probability of loss associated with each investment and do not reflect the fair value of such investments. It is possible that the rating of a portfolio investment may change over time. For investments on the watchlist, the Advisers enhance their level of scrutiny over the monitoring of such portfolio company. As of September 30, 2026, we had three portfolio companies on the watchlist with a fair value of $203.2 million and a cost of $218.5 million. Investment risk ratings are accurate only as of such date and may change due to subsequent development relating to a portfolio company's performance or financial condition, market conditions or developments, and other factors.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Loans on non-accrual status are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
As of September 30, 2026, there were no loans placed on non-accrual status.
Results of Operations
The following table presents our operating results for the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026 (dollar amounts in thousands):

Operating Results	Three Months Ended September 30, 2026	Period from January 2, 2026 (commencement of operations) through September 30, 2026
Total investment income	$61,644	$149,302
Less: net expenses	27,175	64,011
Net investment income (loss)	34,469	85,291
Total net realized gains (losses) on investments	(148)	(90)
Net change in unrealized appreciation (depreciation) on investments	6,994	(31,252)
Net increase (decrease) in net assets resulting from operations	$41,315	$53,949
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Total investment income consisted of interest income from investments, PIK income from investments, dividend income from investments, interest from cash and cash equivalents and fee income. During the three months ended September 30, 2026 and the period from January 2, 2026 (commencement of operations) through September 30, 2026, our total investment income was comprised of the following (dollar amounts in thousands):

Investment income:	Three Months Ended September 30, 2026	Period from January 2, 2026 (commencement of operations) through September 30, 2026
Interest income	$58,634	$141,304
PIK interest income	1,872	5,411
Other income	1,138	2,587
Total investment income	$61,644	$149,302
During the period from January 2, 2026 (commencement of operations) through September 30, 2026, total investment income was approximately $149.3 million. As of September 30, 2026, the size of our investment portfolio at fair value was approximately $2,238.3 million and the weighted average yield on debt and income-producing investments at fair value was 10.5%.
Expenses

Operating expenses during the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026 were as follows (dollar amounts in thousands):

Expenses	Three Months Ended September 30, 2026	Period from January 2, 2026 (commencement of operations) through September 30, 2026
Management fees	$7,386	$18,902
Income based incentive fee	7,288	18,098
Interest and financing fees	11,759	23,569
Professional fees	190	964
Directors fees	57	170
Other general & administrative expenses	495	2,308
Net expenses	$27,175	$64,011
Management Fees
The Aranda Base Management Fee is payable quarterly in advance, and the OHA Base Management Fee is payable quarterly in arrears.
For the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026, we incurred Aranda Base Management Fees of $6.9 million and $17.5 million, respectively.
For the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026, we incurred OHA Base Management Fees of $0.5 million and $1.4 million, respectively.
Income Based Incentive Fees
For the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026, we incurred Aranda Performance Fees of $6.8 million and $16.7 million, respectively.
For the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026, we incurred OHA Incentive Fees of $0.5 million and $1.4 million, respectively.
Interest and Financing Fees
For the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026, interest and debt fee expenses were approximately $11.8 million and $23.6 million, respectively, primarily due to $790.5 million and $462.1 million of average borrowings under the JPM Credit Facility at a weighted average interest rate of 5.39% and 5.40%, respectively.
Other Expenses
Other general and administrative expenses include insurance, filing, research, our sub-administrator, and other costs.
Total other expenses were approximately $0.7 million and $3.4 million, respectively, for the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026. Total other expenses were primarily comprised of approximately $0.2 million and $1.0 million, respectively, of professional fees (including legal, audit, and tax) and approximately $0.5 million and $2.3 million, respectively, of other general and administrative expenses (including insurance, research, and other allocated costs) for the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026.
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

Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Unitholder in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our Unitholder, which generally relieve us from corporate-level U.S. federal income taxes.
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
For both of the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026, we did not incur U.S. federal excise tax.
Net Realized Gain (Loss)
The following table summarizes our net realized gains (losses) for the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026 (dollars in thousands):

Net Realized Gain (Loss)	Three Months Ended September 30, 2026	Period from January 2, 2026 (commencement of operations) through September 30, 2026
Realized gains (losses) on non-controlled/non-affiliated investments	$(60)	$(2)
Foreign currency transactions	(88)	(88)
Total net realized gains (losses) on investments	$(148)	$(90)
During the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026, we had total net realized gains/(losses) on investments of approximately ($0.1) million and less than ($0.1) million, respectively, which were primarily due to net realized losses on foreign currency transactions of ($0.1) million and less than ($0.1) million, respectively.
Net Change in Unrealized Appreciation (Depreciation) on Investments
The following table summarizes our net change in unrealized appreciation (depreciation) for the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026 (dollars in thousands):

Net Change in Unrealized Appreciation (Depreciation) on Investments	Three Months Ended September 30, 2026	Period from January 2, 2026 (commencement of operations) through September 30, 2026

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	$6,240	$(32,007)
Net change in unrealized gain (loss) on foreign currency translation	754	755
Net change in unrealized appreciation (depreciation) on investments	$6,994	$(31,252)
During the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026, we generated $7.0 million of net unrealized appreciation and $31.3 million of net unrealized depreciation, respectively, which were primarily driven by valuation adjustments.

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
As of September 30, 2026, we had approximately $110.7 million in cash, cash equivalents, and restricted cash. During the period from January 2, 2026 (commencement of operations) through September 30, 2026, we used approximately $(661.5) million in cash from operating activities, primarily due to investment purchases of approximately $1,027.5 million, partially offset by sales and principal repayments of approximately $273.2 million and a net change in operating assets and liabilities of approximately $23.3 million. Cash provided by financing activities was approximately $772.2 million during the period, which was primarily the result of approximately $917.9 million from debt borrowings and cash provided from in-kind contribution of $84.4 million, partially offset by repayments of debt of $225.0 million.
Equity
On September 30, 2025, we issued 75,000,000 Units in the Private Offering to the Unitholder at a per Unit price of $0.001. During the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026, we did not issue additional Units.
During the period from January 2, 2026 (commencement of operations) through September 30, 2026, we received capital in-kind contributions of $1,416.6 million, which increased the net asset value per Unit by $18.89.
Borrowings
JPM Credit Facility
On September 30, 2025, the Affiliated Fund entered into a senior secured revolving credit agreement, as Borrower, with JPMorgan Chase Bank, N.A., which we acquired as part of the Formation Transactions (as amended, the “JPM Credit Agreement” or the “JPM Credit Facility”). JPMorgan Chase Bank, N.A. serves as administrative agent and U.S. Bank Trust Company, National Association serves as collateral agent. The original facility amount under the JPM Credit Agreement was $750.0 million. Pursuant to the JPM Credit Agreement, the Affiliated Fund, subject to certain conditions, had the option to increase the amount available under the JPM Credit Agreement by an additional $250.0 million. The Affiliated Fund exercised this option on June 30, 2026, resulting in a total commitment amount under the JPM Credit Agreement of $1.0 billion. On August 24, 2026, the JPM Credit Agreement was amended to increase the aggregate commitment amount from $1.0 billion to $1.5 billion and to increase the applicable interest rate on borrowings from three-month SOFR plus 1.75% per annum to three-month SOFR plus 1.82% per annum. The JPM Credit Facility includes customary affirmative and negative covenants, including certain limitations on the occurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2026, we were in compliance with these covenants.
Borrowings under the JPM Credit Facility bear interest at SOFR plus 1.82%. We pay an unused commitment fee of 0.50% per annum, or, during the ramp-up period, 0.35% per annum. The "ramp-up period" means the period from the effective date to, but excluding, June 30, 2026. In addition, we pay a utilization fee of 1.4% per annum. The JPM Credit Facility will mature on September 30, 2030.
As of September 30, 2026, there was $867.2 million of outstanding principal borrowings under the JPM Credit Facility.
For the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026, the components of interest expense related to the JPM Credit Facility were as follows (dollar amounts in thousands):

Borrowings	Three Months Ended September 30, 2026	Period from January 2, 2026 (commencement of operations) through September 30, 2026
Interest expense related to the JPM Credit Facility	$10,546	$18,866
Unused facility fee	568	1,340
Utilization fee	127	1,433
Amortization of deferred financing costs	518	1,178
Total interest and financing expenses on JPM Credit Facility	$11,759	$22,817
For the period from January 2, 2026 (commencement of operations) through September 30, 2026, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the JPM Credit Facility was 5.40%.

As of September 30, 2026, we had an aggregate amount of $867.2 million of debt outstanding and our asset coverage ratio was 270%.
The following table shows our outstanding debt as of September 30, 2026 (dollar amounts in thousands):

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
JPM Credit Facility(1)	$1,500,000	$867,151	$632,849	$867,151
Total	$1,500,000	$867,151	$632,849	$867,151
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

The entire outstanding principal amount, together with all accrued and unpaid interest and any other amounts due under the Promissory Note, was due and payable in full on January 2, 2027 (the “Maturity Date”). On March 18, 2026, the Promissory Note, together with interest of $0.8 million, was repaid in full. As of March 31, 2026, the outstanding principal balance under the Promissory Note was nil, and accrued interest amounted to nil. The following tables present our interest and financing expenses accrued on the Promissory Notes for the three months ended September 30, 2026 and the period from January 2, 2026 (commencement of operations) through September 30, 2026:

	Three Months Ended September 30, 2026	Period from January 2, 2026 (commencement of operations) through September 30, 2026
Interest expense related to the Promissory Note	$-	$752
Total interest and financing expenses on Promissory Note	$-	$752
Distributions
Any distributions we make will be at the discretion of our Board, who will consider, among other things, our earnings, cash flow, capital needs and general financial condition, as well as our desire to comply with the RIC requirements, which generally require us to make aggregate annual distributions to our Unitholder of at least 90% of our investment company taxable income. As a result, our distribution rates and payment frequency may vary from time to time and there is no assurance we will pay distributions in any particular amount, if at all.
Distributions are recorded on the record date. For the period from January 2, 2026 (commencement of operations) through September 30, 2026, we did not declare any distributions.
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
Commitments and Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026, we had the following unfunded delayed draw term loan and revolver commitments (dollar amounts in thousands):

Unfunded Par Amount as of
September 30, 2026
Unfunded delayed draw term loan commitments(1)	$125,375
Unfunded revolver commitments	70,756
Total unfunded commitments	$196,131
(1) Included in the unfunded delayed draw term loan commitments above is an approximately $75.0 million commitment related to Heron UK Topco Limited. We share this commitment with CHS Europe Investments Pte. Ltd. (an outside entity advised by APS SG Management Ltd., an affiliate of the Aranda Adviser). Each entity is legally obligated for the full commitment amount, and the borrower may elect which entity will fund any drawdowns. Accordingly, we have disclosed the full unfunded commitment amount in the table above, representing our maximum contractual exposure under the arrangement.

Our management believes we have sufficient liquidity available through drawdowns and borrowings under the JPM Credit Facility to provide capital pursuant to our outstanding unfunded commitments should the need arise.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2026, management was not aware of any pending or threatened litigation.
Recent Developments
Our management has evaluated subsequent events through the date of the financial statements included herein. Other than as disclosed below, there have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, the financial statements.
Distributions
On November 2, 2026, we declared a distribution of $1.59 per Unit, or $119,518, all of which is payable on or around December 31, 2026 to the Unitholder of record as of December 31, 2026.

Administration Agreement
On November 2, 2026, the Board approved the renewal of the Administration Agreement for an additional one-year term expiring January 2, 2028.
Critical Accounting Policies
The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.
Valuation of Investments
Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the OHA Adviser as our “valuation designee” to determine the valuation of our investments for which market quotations are not readily available. The OHA Adviser values our investments in accordance with our valuation policies and procedures, subject at all times to the oversight of the Board. The OHA Adviser determines the fair value of our investments for which market quotations are not readily available in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.
Investments that are listed or traded on an exchange and are freely transferable are valued at the last sales price on the date of valuation or, in the absence of a sale on such date, in the case of long positions, at the last bid price and, in the case of short positions, at the last ask price, on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available are typically valued at such market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is deemed to be unreliable, the OHA Adviser attempts to obtain quotes from at least two principal market makers or primary market dealers. If, after reasonable efforts, only one broker-dealer quote is obtained for an investment, that quote may be used. Generally, investments marked in this manner are marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the OHA Adviser utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations.
Investments that are not publicly traded or whose market prices are not readily available are valued at a price that reflects such security’s fair value, as determined in good faith by the OHA Adviser pursuant to procedures adopted by, and under the oversight of, the Board, based on, among other things, the input of the Advisers, the Audit Committee of the Board and independent valuation firms engaged by the OHA Adviser to review our investments.
With respect to the valuation of investments for which market quotations are not readily available, the OHA Adviser undertakes a multi-step valuation process in connection with determining the fair value of its investments for which reliable market quotations are not readily available, which includes, among other procedures, the following:
•each investment is reviewed by each Adviser's valuation team in conjunction with the Advisers’ investment professionals responsible for each portfolio investment, as applicable;
•independent valuation firms engaged by the OHA Adviser prepare valuations of each investment that constitutes a material portion of the Company’s portfolio, as determined by us. The independent valuation firms provide a range of values on such investments to the OHA Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•the OHA Adviser’s valuation committee with respect to us (the “Valuation Committee”) reviews each valuation recommendation to confirm they have been calculated in accordance with our valuation policy and when applicable, compares such valuations to the independent valuation firms’ valuation ranges to ensure the Advisers’ valuations are reasonable;
•the Valuation Committee then determines, in good faith, the fair value of each of our portfolio investments; and
•the Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.

As part of the valuation process, the OHA Adviser takes into account relevant factors in determining the fair value of our investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant: the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions; the nature and realizable value of any collateral; the portfolio company’s ability to make payments based on its earnings and cash flow; the markets in which the portfolio company does business; and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the OHA Adviser uses the pricing indicated by the external event to corroborate and/or assist in valuation.
The OHA Adviser receives preliminary valuation information from the Aranda Adviser with respect to investments managed by the Aranda Adviser. The OHA Adviser reviews the relevant information and, in its role as valuation designee, makes the final valuation determination for the relevant investments in a manner consistent with the Company’s valuation policies and procedures.
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
Dividend income on preferred equity securities may be recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities may be recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three months ended September 30, 2026 and for the period from January 2, 2026 (commencement of operations) through September 30, 2026, we did not earn any dividend income.

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
As of September 30, 2026, 98.5% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Change in
Basis point change	Interest Income(1)	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$68,009	$(26,038)	$41,971
Up 200 basis points	45,339	(17,359)	27,980
Up 100 basis points	22,670	(8,679)	13,991
Down 100 basis points	(21,875)	8,679	(13,196)
Down 200 basis points	(43,222)	15,189	(28,033)
Down 300 basis points	(63,692)	15,189	(48,503)
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
As of September 30, 2026, 16.9% of our investments as a percentage of fair value were invested in the software industry, and a downturn in that industry could significantly impact the aggregate returns we realize on such investments. Portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.
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
10.1
First Amendment to the Loan and Security Agreement, dated as of August 24, 2026, by and among CHS BDC 2 LLC, as a borrower, APS CW SPV LLC, as a borrower, CHS (US) Management LLC, as portfolio manager, APS BDC, LLC, as parent, the Lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01953) filed on August 28, 2026)

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

APS BDC, LLC

Date: November 10, 2026	By:	/s/ Eric Muller
Name: Eric Muller Title: Principal Executive Officer

Date: November 10, 2026	By:	/s/ Amaka Dike
Name: Amaka Dike Title: Principal Financial Officer